Form 10-Q
period 2021-06-30
PHP Ventures Acquisition Corp.
filed 2021-09-16
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 001-40696

PHP Ventures Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-3368971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

CT 10-06, Level 10 Corporate Tower Subang Square Jalan SS15/4G Subang Jaya Selangor, Malaysia	47500
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +60 3 5888 8485
Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one-half of one redeemable warrant, and one right to acquire one-tenth of one share of Class A common stock	PPHPU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	PPHP	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one share of Class A common stock	PPHPR	The Nasdaq Stock Market LLC
Redeemable warrants	PPHPW	The Nasdaq Stock Market LLC

As of September 16, 2021, there were 5,750,000 shares of the Company’s Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 1,437,500 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

PHP VENTURES ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEET

June 30,
2021
(Unaudited)
ASSETS
Current Assets-Cash	$24,979
Deferred offering costs	94,220
Total assets	$119,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Promissory Note – related party	$95,120
Total liabilities	95,120

Commitments and Contingencies (Note 6)

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding (1)	144
Additional paid in capital	24,856
Accumulated deficit	(921)
Total stockholders’ equity	24,079
Total liabilities and stockholders’ equity	$119,199

(1)	Includes an aggregate of 187,500 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

Operating costs	$921
Net loss	$(921)

Weighted average shares outstanding, basic and diluted (1)	569,620
Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 187,500 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity

Balance - April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor (1)	—	—	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	—	—	(921)	(921)
Balance - June 30, 2021	—	$—	1,437,500	$144	$24,856	$(921)	$24,079

(1)	Includes an aggregate of 187,500 shares of Class B common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part.

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

Cash flow from operating activities:
Net loss	$(921)
Changes in operating assets and liabilities:
Accrued expenses	900
Net cash used in operating activities	(21)

Cash flows from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Net cash provided by financing activities	25,000

Net change in cash	24,979
Cash at the beginning of the period	—
Cash at the end of the period	$24,979

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in Related Party Payable	$95,120

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

PHP Ventures Acquisition Corp. (the “Company”) is a blank check company incorporated in the State of Delaware on April 13, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). While the Company may pursue a business combination target in any business or industry, it intends to focus on consumer-facing companies with a significant Africa presence or a compelling Africa potential, which complements the expertise of its management team.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Global Link Investment LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2021.

On August 16, 2021, the Company consummated its Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, and incurring offering costs of $3,153,369, of which $1,750,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 270,900 units (the “Private Placement Units”) to Global Link Investment LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,709,000 (the “Private Placement”) (see Note 4).

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs of $412,500 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 22,500 Private Placement Units to Global Link Investment LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $225,000.

A total of $58,075,000, comprised of the proceeds from the Offering and the proceeds of private placements that closed on August 16, 2021 and August 19, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $3,565,869 consisting of $1,150,000 of cash underwriting fees, $2,012,500 of deferred underwriting fees and $403,369 of other costs.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2021, we have available to us $24,979 of cash on our balance sheet and a working capital deficit of $70,141.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Company will have until August 16, 2022 (or up to February 16, 2023, as applicable) to consummate a Business Combination. If the Company is unable to complete a Business Combination within 12 months from the closing of this offering (or up to 18 months from the closing of this offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 18 months from the closing of this offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than the independent public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Deferred offering costs

Deferred offering costs consist of costs incurred in connection with preparation for the Public Offering executed on August 16, 2021. These costs, together with the underwriting discounts and commissions, will be charged to additional paid-in capital upon completion of the Public Offering. As of June 30, 2021, the Company had deferred offering costs of $94,220.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $24,979 in cash and no cash equivalents as of June 30, 2021.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from April 13, 2021 (inception) through June 30, 2021.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On June 30, 2021, as there are no shares of Class A Common Stock outstanding, no shares of Class A Common Stock are subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 shares of Class B Common Stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). On June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 —Public Offering

Pursuant to the Initial Public Offering and full exercise underwriter’s overallotment option, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one common stock and one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant will entitle the holder to purchase one half of one common stock at an exercise price of $11.50 per whole share (see Note 7). Each Public Right entitles the holder to receive one-tenth (1/10) of one Class A common stock upon consummation of our initial business combination, so you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination (see Note 7).

Note 4 — Private Placement

Simultaneously with the Initial Public Offering and full exercise underwriter’s overallotment option, the Sponsor purchased an aggregate of 293,400 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $2,934,000.

The proceeds from the sale of the Placement Units will be added to the net proceeds from the Proposed Offering held in the Trust Account. The Placement Units are identical to the Units sold in the Proposed Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants and the rights underlying the Placement Units (“Private Rights”) will expire worthless.

Note 5 — Related Party Transactions

Class B Common Stock

During the period ended June 30, 2021, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the initial stockholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units and underlying securities).

On May 3, 2021, our sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On May 26, 2021, our sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to 50% of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Class B common stock, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Promissory Note — Related Party

On May 3, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) October 31, 2021 or (ii) the consummation of the Proposed Offering. These amounts will be repaid upon completion of this offering out of the $609,000 of offering proceeds that has been allocated for the payment of offering expenses. As of June 30, 2021, the Company had borrowed $95,120 under the promissory note with our sponsor.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the insider shares, as well as the holders of the Placement Units (and underlying securities) and any securities issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of Proposed Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the Proposed Public Offering. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Placement Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything to the contrary, the underwriters (and/or their designees) may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Proposed Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything to the contrary, under FINRA Rule 5110, the underwriters and/or their designees may only make a demand registration (i) on one occasion and (ii) during the five-year period beginning on the effective date of the registration statement relating to the Proposed Public Offering, and the underwriters and/or their designees may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement relating to the Proposed Public Offering.

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The aforementioned option was exercised on August 19, 2021.

The underwriter was paid a cash underwriting discount of two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $1,150,000. In addition, the underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Initial Public Offering, or $2,012,500. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

For a period beginning on the closing of this offering and ending 18 months from the closing of a business combination, we have granted EF Hutton, division of Benchmark Investments, LLC a right of first refusal to act as lead-left book running manager and lead left manager for any and all future private or public equity, convertible and debt offerings during such period. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2021, there were no Class A common stock issued and outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 3, 2021, the Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On May 26, 2021, the Sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon. At June 30, 2021, there were 1,437,500 shares of Class B common stock issued and outstanding, of which 1,403,500 were held by the Sponsor (and of which 187,500 of such shares held by the Sponsor being subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full) so that the Initial Stockholders will own 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Proposed Offering. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●             at any time while the Warrants are exercisable,

●             upon not less than 30 days’ prior written notice of redemption to each Warrant holder,

●             if, and only if, the reported last sale price of the common stock equals or exceeds $18 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Warrant holders, and

●             if, and only if, there is a current registration statement in effect with respect to the common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The exercise price is $11.50 per share, subject to adjustment as described herein. In addition, if (x) if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Rights — Each holder of a right will receive one-tenth (1/10) of one Class A common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A common stock will receive in the transaction on an as-converted into Class A common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to September 14, 2021, the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 19, 2021, the underwriter has exercised the over-allotment option in full to purchase an additional 750,000 Units at a price of $10.00 per Unit, generating proceeds of $7,500,000. Simultaneously with the closing of the over-allotment, the Sponsor has purchased an aggregate of 22,500 Placement Units at a price of $10.00 per Placement Unit, generating proceeds of $225,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to PHP Ventures Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company formed under the laws of the State of Delaware on April 13, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one -to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from April 13, 2021 (inception) through June 30, 2021, we had a net loss of $921, which consisted of formation costs of $900 and bank service charge of $21.

Liquidity and Capital Resources

On August 16, 2021, the Company consummated its Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, and incurring offering costs of $3,153,369, of which $1,750,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 270,900 units (the “Private Placement Units”) to Global Link Investment LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,709,000 (the “Private Placement”) (see Note 4).

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs of $412,500 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 22,500 Private Placement Units to Global Link Investment LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $225,000.

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $3,565,869 consisting of $1,150,000 of cash underwriting fees, $2,012,500 of deferred underwriting fees and $403,369 of other costs.

As of June 30, 2021, we had available to us $24,979 of cash on our balance sheet and a working capital of $24,079. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

If the Company anticipate that it may not be able to consummate our initial business combination within 12 months, the Company may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Public stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible business combination period of 18 months at a total payment value of $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.20 per unit in either case). Any such payments would be made in the form of non-interest bearing loans. If the Company complete our initial business combination, the Company will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If the Company do not complete a business combination, the Company will repay such loans only from funds held outside of the trust account. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the trust account in the event that the Company do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. In the event the Company receive notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

The Underwriter was paid a cash underwriting fee of 2.0% of gross proceeds of the Public Offering, or $1,150,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $2,012,500 consisting of (i) 3.5% of the gross proceeds of the Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated August 11, 2021 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On August 16, 2021, simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 270,900 units (the “Private Placement Units”) to Global Link Investment LLC, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $2,709,000 (the “Private Placement”). Subsequently, on August 19, 2021, simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 22,500 Private Placement Units to the Sponsor, generating gross proceeds of $225,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The placement warrants included in the placement units are identical to the warrants sold as part of the units in this offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) will be entitled to registration rights.

Use of Proceeds from the Public Offering

On August 16, 2021, the Company consummated its Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, and incurring offering costs of $3,153,369, of which $1,750,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments.

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs of $412,500 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-256840). The SEC declared the registration statement effective on August 11, 2021.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Units, $58,075,000 was placed in a Trust Account. We paid a total of $1,150,000 in underwriting discounts and commissions and $403,369 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $2,012,500 in underwriting discounts and commission.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHP VENTURES ACQUISITION CORP.

Date: September 16, 2021	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: September 16, 2021	By:	/s/ Garry Richard Stein
Garry Richard Stein Chief Financial Officer

