Form 10-Q
period 2021-09-30
PHP Ventures Acquisition Corp.
filed 2021-11-02
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, there were 5,750,000 shares of the Company’s redeemable Class A Common Stock and 293,400 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 1,437,500 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

PHP VENTURES ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEET

September 30,
2021
(Unaudited)
ASSETS
Cash	$621,843
Prepaid expenses	148,500
Total Current Assets	770,343

Cash and marketable securities held in trust account	58,077,834

Total assets	$58,848,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,550
Total current liabilities	7,550

Deferred underwriter fee payable	2,012,500
Total Liabilities	2,020,050

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,750,000 shares at redemption value ($10.10 per share)	58,075,000

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144

Accumulated deficit	(1,247,046)
Total stockholders’ equity	(1,246,873)
Total Liabilities Stockholders’ Equity	$58,848,177

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF OPERATIONS

		For the Period from
		April 13, 2021
	Three Months Ended	(Inception) Through
	September 30, 2021	September 30, 2021
	(Unaudited)	(Unaudited)
Formation and operating costs	$(66,917)	$(67,838)
Loss from operations	(66,917)	(67,838)

Other income and expense:
Unrealized Gain from marketable securities held in Trust Account	2,834	2,834
Net Loss	$(64,083)	$(65,004)

Weighted average shares outstanding of Class A and Class B non-redeemable common stock	1,583,466	1,516,032
Basic and diluted net loss per common stock	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	—	—	(921)	(921)
Balance – June 30, 2021	—	$—	1,437,500	$144	$24,856	$(921)	$24,079
Sale of IPO Units	5,750,000	575	—	—	57,499,425	—	57,500,000

Sale of Private Placement Units	293,400	29	—	—	2,933,971	—	2,934,000

Transaction and Underwriting costs	—	—	—	—	(3,565,869)	—	(3,565,869)

Common shares subject to redemption	(5,750,000)	(575)			(58,074,425)		(58,075,000)
Accretion APIC deficit	—	—	—	—	1,182,042	(1,182,042)	—
Net loss	—	—	—	—	—	(64,083)	(64,083)
Balance – September 30, 2021	293,400	$29	1,437,500	$144	$—	$(1,247,046)	$(1,246,873)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash flow from operating activities:
Net loss	$(65,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized Gain from securities held in Trust Account	(2,834)
Changes in operating assets and liabilities:
Prepaid insurance	(148,500)
Accounts payable and accrued expenses	7,550
Net cash used in operating activities	(208,788)

Cash flows from investing activities:
Investment of cash in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	56,350,000
Proceeds from sale of private placement units	2,934,000
Payment of offering costs	(403,369)
Proceeds from promissory note	95,120
Repayment of promissory note	(95,120)
Net cash provided by financing activities	58,905,631

Net change in cash	621,843
Cash at the beginning of the period	—
Cash at the end of the period	$621,843

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$2,012,500
Value of Class A common stock subject to possible redemption	$58,075,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs of $412,500, of which 262,500 are for deferred underwriting commissions. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2021, we have available to us $621,843 of cash on our balance sheet and a working capital of $762,793.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of costs incurred in connection with preparation for the Public Offering executed on August 16, 2021. These costs, together with the underwriting discounts and commissions, were charged to additional paid-in capital upon completion of the Public Offering.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $621,843 in cash and no cash equivalents as of September 30, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from April 13, 2021 (inception) through September 30, 2021.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On September 30, 2021, there were 5,750,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares includes the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share:

	For the Three Months	For the Period from April 13, 2021 (inception)
	Ended September 30, 2021	Through September 30, 2021
Non-redeemable Class A and Class B common shares
Numerator: net income (loss) minus redeemable net earnings
Net loss	$(66,083)	$(65,004)
Redeemable net Gain	(2,834)	(2,834)
Non-redeemable net loss	$(66,916)	$(67,838)
Denominator: weighted average number of non-redeemable Class B common shares and Class A private placement shares
Non-redeemable Class A private placement and Class B common shares, basic and diluted	1,583,466	1,516,032
Basic and diluted net loss per non-redeemable Class A private placement and Class B common share	$(0.04)	$(0.04)

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

Note 5 — Related Party Transactions

Class B Common Stock

During the period ended September 30, 2021, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.02 per share. On May 26, 2021, our sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon.

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

Promissory Note — Related Party

On May 3, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) October 31, 2021 or (ii) the consummation of the Proposed Offering. A total of $95,120 under the promissory note was repaid on September 1, 2021.

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

As September 30, 2021, the Company has not borrowed any amount under such loans.

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

Underwriters Agreement

The Company granted the underwriter a 45-day option to purchase up to 750,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The aforementioned option was exercised in full on August 19, 2021.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 5,750,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 3, 2021, the Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On May 26, 2021, the Sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon. At September 30, 2021, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to November 2, 2021, the date the unaudited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from April 13, 2021 (inception) through September 30, 2021, we had a net loss of $65,004, which consists of unrealized gain from marketable securities held in the Trust Account of $2,834 and operating costs of $67,838.

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

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs of $412,500, of which 262,500 are for deferred underwriting commissions. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

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

As of September 30, 2021, we had available to us $621,843 of cash on our balance sheet and a working capital of $762,793. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As September 30, 2021, the Company has not borrowed any amount under such loans.

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

The Underwriter was paid a cash underwriting fee of 2.0% of gross proceeds of the Public Offering, or $1,150,000. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $2,012,500 consisting of 3.5% of the gross proceeds of the Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2021, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs, of which 262,500 are for deferred underwriting commissions of $412,500 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

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

PHP VENTURES ACQUISITION CORP.

Date: November 2, 2021	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: November 2, 2021	By:	/s/ Garry Richard Stein
Garry Richard Stein Chief Financial Officer

