Form 10-K
period 2021-12-31
PHP Ventures Acquisition Corp.
filed 2022-03-10
CIK 1863460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-40696

PHP VENTURES ACQUISITION CORP.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-3368971
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

CT 10-06, Level 10 Corporate Tower Subang Square Jalan SS15/4G Subang Jaya 47500 Selangor, Malaysia	47500
(Address of Principal Executive Office)	(Zip Code)

+60 3 5888 8485

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one-half of one Redeemable Warrant, and one Right to acquire one-tenth of one share of Class A common stock	PPHPU	The Nasdaq Stock Market LLC

Class A Common stock, $0.0001 par value per share	PPHP	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	PPHPW	The Nasdaq Stock Market LLC

Rights, exchangeable into one-tenth of one share of Class A common stock	PPHPR	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 10, 2022, 6,043,400 shares of Class A common stock, $0.0001 per share par value, and 1,437,500 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively. No securities were held by nonaffiliates as of the end of the second quarter.

Documents Incorporated by Reference

[None.]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	our disclosure controls and procedures and internal control over financial reporting and any material weaknesses of the foregoing;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

● If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

● Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

● The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

● The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

● The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

● The requirement that we complete an initial business combination within the period to consummate the initial business combination may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

● We may not be able to complete an initial business combination within the period to consummate the initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.15 per unit, or less than such amount in certain circumstances.

● If we seek stockholder approval of our initial business combination, our initial stockholders, directors, executive officers, advisors and their respective affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

● If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

● You will not be entitled to protections normally afforded to investors of many other blank check companies.

● Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

● The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

● Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

● We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

● Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

● Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

● Our sponsor paid an aggregate of $25,000, or approximately $0.02 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of the shares of our Class A common stock.

● Since our sponsor paid only approximately $0.02 per share for the founder shares, our officers and directors could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

● We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

● Past performance by our sponsor and our management team including their affiliates and including the businesses referred to herein, may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” “our” and refer to PHP Ventures Acquisition Corp.

Overview

We are a blank check company incorporated in Delaware on April 13, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We believe that there are many target companies that could become attractive public companies we intend to focus on consumer-facing companies with a significant Africa presence or a compelling Africa potential, which complements the expertise of our management team. We will seek enterprises at the forefront of evolving preferences, tastes, experiences, and values that have the potential to offer a differentiated proposition that creates more meaning and connectivity to the modern consumer.

Our management team is led by our Chief Executive Officer, Marcus Choo Yeow Ngoh, who brings 15 years of experience in the business and entrepreneurship world building great consumer products and companies. Mr. Ngoh has experience dealing directly with relevant authorities, governments, and bureaucracies to ensure compliance with relevant laws, regulations, and standards. He has worked with numerous governments during the course of his career as an entrepreneur. He is familiar with many aspects of opening a foreign business in a new country, including obtaining government approvals for investment, work permits and other visa issues and obtaining regulatory approval for the sale of products.

The Company’s sponsor is Global Link Investment LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 11, 2021. On August 16, 2021, the Company consummated its Initial Public Offering of 5,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000 (see Note 6) (the “Initial Public Offering”). The Company granted the underwriter a 45-day option to purchase up to an additional 750,000 Units at the Initial Public Offering price to cover over-allotments, if any.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 270,900 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Placement Unit, generating total gross proceeds of $2,709,000 (the “Private Placement”).

Subsequently, on August 19, 2021, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units occurred (the “Over-allotment Option Units”). The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On August 19, 2021, simultaneously with the sale of the Over-allotment Option Units, the Company consummated the private sale of an additional 22,500 Placement Units, generating gross proceeds of $225,000. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

A total of $58,075,000, comprised of the proceeds from the Offering and the proceeds of private placements that closed on August 16, 2021 and August 19, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of the Company’s public stockholders.

Our Business Strategy

We believe that the consumer products and services sectors represent attractive target markets with promising business potential, along with a large number of potential acquisition opportunities. By 2025, the global market for consumer products and services sectors is expected to reach approximately $15.3 trillion. According to McKinsey & Company, spending by consumers and businesses in Africa will reach $5.6 trillion by 2025, up from $4 trillion in 2015. Africa’s fast-growing population and markets present important opportunities for business in an environment of relative slower global growth. At the same time, greater innovation and investment from business is essential to meet Africa’s unfulfilled demand for goods and services, close the gaps in its infrastructure, create jobs and decrease poverty.

Increasing internet access in Africa is also leading to a rapid emergence of e-commerce sites eager to tap into Africa’s growing online consumerism. Ghana, Nigeria, Kenya, and South Africa are currently at the forefront of this growth evolution. With the surge of internet penetration on the continent, many Africans are easing into the habit of shopping online. According to a McKinsey’s Lions Go Digital report, online shopping could account for up to 10% of retails sales (with a value of around US $75 billion) by 2025, as more Africans gain access to the internet.

Our Acquisition Criteria

To be clear, our focus is not to fund any particular business in Africa. Instead, the company is interested in businesses that meet the following criteria:

●	History of organic growth and attractive margins with opportunities to further enhance revenue growth and profitability through innovation, marketing investments (including digital) and productivity improvements;

●	Recession and pandemic resistant, through essential everyday use products and services that offer a compelling price/value proposition;

●	Beneficiary of increased outsourcing of critical, value-added services within the consumer sector;

●	Extendable platforms via adjacent category launches and M&A;

●	Omnichannel presence and/or opportunities;

●	Strong, visionary management teams; and

●	Orphan segments or brands deemed non-core or off-strategy by their corporate owners that could benefit greatly from increased focus and investment.

Our Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to seek to determine a company’s quality and its intrinsic value. That due diligence review may include, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with management, consultations with relevant industry and academic experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, in the event that we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

Members of our management team, including our officers and directors, will directly or indirectly own our securities following this offering and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Each of our directors, director nominees and officers presently have and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our founder, sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination and their respective participation in any such companies may present additional conflicts of interest in respect of determining to which such company a particular business combination opportunity should be presented, particularly in the event there is overlap among the investment mandates of such companies. Additionally, one of our directors, Mr. Stein, has invested in other blank check companies. We do not believe Mr. Stein’s investments would affect our ability to identify and pursue business opportunities or complete our initial business combination.

Moreover, because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue, except with respect to our prohibition from seeking target acquisitions in China and Hong Kong. In addition, our founder, sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

Nasdaq rules require that we complete one or more initial business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination.

If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act of 1940, as amended.

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

The net proceeds of this offering and the sale of the placement units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.

Our amended and restated certificate of incorporation will provide that, following this offering and prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares: (a) on any initial business combination, or (b) to approve an amendment to our amended and restated certificate of incorporation to: (x) extend the time we have to consummate a business combination from the closing of this offering, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares

Corporate Information

Our executive offices are located at CT 10-06, Level 10, Corporate Tower Subang Square, Jalan SS15/4G, Subang Jaya 47500 Selangor, Malaysia, and our telephone number is +60 3 5888 8485.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and declared effective by the SEC on August 11, 2021 or as disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed with the SEC on September 16, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at CT 10-06, Level 10 Corporate Tower Subang Square Jalan SS15/4G Subang Jaya 47500 Selangor, Malaysia and our telephone number is +60 3 5888 8485. We have agreed to pay Arc Group Limited, a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. From August 16, 2021 to December 31, 2021 $50,000 has been paid. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “PPHPU,” “PPHP,” “PPHPR” and “PPHPW,” respectively. Our units commenced public trading on August 14, 2021, and our public shares, public rights, and public warrants commenced separate public trading on October 1, 2021. Our Class B common stock is not listed on any exchange.

As of December 31, 2021, there were one holder of record of shares of our common stock and one holder of record of our public warrants. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

[None.]

Recent Sales of Unregistered Securities

[None.]

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

[None.]

Use of Proceeds from the Initial Public Offering

As previously reported, on August 16, 2021, PHP Ventures Acquisition Corp. (the “Company”) completed its initial public offering (the “Offering”) of 5,000,000 units (“Units”). Each Unit will consist of one Class A common stock and one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant will entitle the holder to purchase one half of one common stock at an exercise price of $11.50 per whole share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000.

Subsequently, on August 19, 2021, the underwriters exercised the over-allotment option in full and the closing of the issuance and sale of the additional Units occurred (the “Overallotment Option Units”). The total aggregate issuance by the Company of 750,000 units at a price of $10.00 per unit resulted in total gross proceeds of $7,500,000. On August 19, 2021, simultaneously with the sale of the Overallotment Option Units, the Company consummated the private sale of an additional 22,500 Placement Units, generating gross proceeds of $225,000. The Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

On October 1, 2021, the holders of the Units may elect to separately trade the shares of Class A Common Stock, Rights, and the Warrants comprising the Units commencing on October 4, 2021. Those Units not separated will continue to trade on The Nasdaq Capital Market under the symbol “PPHPU,” and the Class A Common Stock, Rights and Warrants that are separated will trade on The Nasdaq Capital Market under the symbols “PPHP,” “PPHPR” and “PPHPW,” respectively. Holders of Units will need to instruct their brokers to contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, to separate their Units into shares of Class A Common Stock, Rights, and Warrants.

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our sponsor. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated in Delaware on April 13, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), conducting the Initial Public Offering and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 13, 2021 (inception) through December 31, 2021, we had a net loss of $418,021 which consisted of realized gain on marketable securities held in our Trust Account of $6,221 offset by unrealized loss of $5,627, formation and operational costs of $418,615, and franchise tax of $144,160.

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, we lacked the liquidity we needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the audited financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us up to $1,500,000 under Working Capital Loans. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $486,315 in cash and no cash equivalents as of December 31, 2021.

At December 31, 2021, substantially all of the assets held in the Trust Account were held in US treasury bills.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Offering upon closing of the Business Combination, or $2,012,500. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2021, there was none critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our audited financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the period from April 13, 2021 (inception) through the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting related to the Company’s accounting for complex financial instruments. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its audited financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Marcus Choo Yeow Ngoh	50	Chief Executive Officer
Garry Richard Stein	75	Chief Finance Officer
Vanitha Mani Thevarathnam	48	Chief Strategy Officer
Antony Gordon	62	Director
Donald Nnamdi Anih, Esq.	55	Director
Khye Wang Phoon	57	Director

Marcus Choo Yeow Ngoh, Chief Executive Officer and Director

Marcus Choo Yeow Ngoh has served as Chief Executive Officer since our inception. From March 2006 to May 2021 Mr. Ngoh served as the Director of Edmark Promotions HongKong Co. Ltd., where he successfully opened up new businesses in the Middle East and Africa. From 1994 to 2005, Mr. Ngoh served as a Marketing Executive for Everdynamic Marketing where he promoted consumer products via live demonstrations. From 1992 to 1993 Mr. Ngoh served as an Accounting Assistant for Everdynamic Marketing where he maintained accounts payable, accounts receivable and prepared Financial Statements. Mr. Ngoh received his diploma in Accounting from Systematic Business School in May 1991 and Chartered Institutes of Marketing – CIM UK from Systematic Business College in May 1992.

Garry Richard Stein, Chief Finance Officer and Director

Garry Richard Stein is our Chief Financial Officer. Mr. Stein has served the Executive Vice President and Director of Hope Gold Limited, a gold mining producer in the Republic of Ghana from March 2019 to April 2021. From November 2017 to March 2019 Mr. Stein served as the Managing Partner and Chief Knowledge Officer, Quotable Management Limited and as a Strategic Advisors in Partnership with the World Reserve Trust Group of Companies. From October 2015 to January 2018, Mr. Stein served as an Advisory Board Member of Baryon Solar PTE Ltd. a developer and operator of utility scale alternative power generation in emerging markets. From November 2013 to January 2018, Mr. Stein served as a Managing Director of CAF Limited. From January 2014 to July 2015, Mr. Stein served as the Executive Director of Global Networking One Group Holdings Limited. From December 2014 to June 2015, Mr. Stein served as the Executive Vice President, Corporate Development of Mineral Bull Limited and its parent shareholder, Earth Fortune Limited. From September 2010 to June 2015, Mr. Stein was the director and significant shareholder of the previously Toronto Stock Exchange listed company Salmon River Resources Ltd. From June 2009 to June 2015, Mr. Stein served as the Chairman and Chief Executive Officer of Shi Ba Capital Limited, a BVI registered investment and advisory firm. From September 2009 to December 2012 Mr. Stein served as the Director of Corporate Development for Hong Kong listed Sino Prosper State Gold Resources Holdings Limited. Mr. Stein was the Managing Director of Quam Private Equity from March 2008 to June 2009. Mr. Stein established and was Vice President and Chief Investment Officer for Golden China Resources Corporation from February 2004 to January 2008. From August 2003 to November 2007 Mr. Stein served as the Vice President of Kingsway Capital of Canada Inc., a subsidiary of Kingsway International Holdings Ltd. and served as Managing Director & Chief Investment Officer of Golden China Management Inc. From October 1995 to July 2003 Mr. Stein was an independent merchant banker. From March 1999 to October 2001, Mr. Stein served as Vice President of Finance, Chief Financial Officer & Secretary of Explorers Alliance Corporation. Mr. Stein received a Bachelor of Science in Chemistry at the Case Institute of Technology of Case Western Reserve University. In August of 1972, Mr. Stein received a Master of Applied Science in Metallurgy and Materials Science, from the University of Toronto. In December of 1997, Mr. Stein received his Master of Business Administration from York University.

Vanitha Mani Thevaratnam, Chief Strategy Officer

Vanitha Mani Thevaratnam is our Chief Strategy Officer. Ms. Thevaratnam has served as a PR Account Director at Arcis Communications since January 2017. Ms. Thevaratnam served as the Account Director for Cohn & Wolfe from April 2015 to October 2016. From August 2013 to March 2015, Ms. Thevaratnam served as the Senior Public Relations Manager of Dentsu Aegis Network Malaysia. From March 2012 to 2015 Ms. Thevaratnam served as the Event, PR, and Client Servicing Manager of WhatWorks. From September 2009 to 2013 Ms. Thevaratnam worked as an Events and PR Consultant. From April 2008 to September 2009, Ms. Thevaratnam served as Snr PR Consultant for Weber Shandwick Malaysia. From October 2006 to March 2008, Ms. Thevaratnam served as the Event Manager for Fabulous Target. From 2001-2006, Ms. Thevaratnam was the Account Manager for Roots, Shoots & Froots. Ms. Thevaratnam attended Sekolah Tuanku Jaafar, Kuala Pilah, Negeri Sembilan from 1986 to 1987. From 1987 to 1990 Ms. Thevaratnam attended Sekolah Menengah Convent Seremban.

Khye Wang Phoon, Independent Director

Khye Wang Phoon founded Elite Organic and has been the Managing Director since 1995. From 1989 to 1995 Mr. Phoon served as a Sales Manager with Lindeteves-Jacoberg. From 1983 to 1989, Mr. Phoon worked at Behn Meyer as a Sales and Marketing Pharmacist. From 1982 to 1983, Mr. Phoon worked as pre-registration pharmacist at St. James Teaching Hospital. Mr. Phoon was registered as a qualified Pharmacist with the Royal Pharmaceutical Society of Great Britain in 1983 and registered with the Malaysian Pharmacy Board, Ministry of Health. Mr. Phoon received his Bachelor of Pharmacy from the University of Bradford in 1982.

Donald Nnamdi Anih, Esq., Independent Director

Donald Nnamdi Anih Esq. has been serving as the Managing Partner of the law firm Donald Anih & Co. since 2007. From 2003 to 2015, Mr. Anih served as the Director of Studies at the Kings Computer Institute. From 1993 to the present Mr. Anih has served as the Chief Executive Officer of Donny Systems Limited where he negotiated terms of business acquisitions to increase business base, solidify market presence and diversify offerings. Mr. Anih received his degree in Data Processing and Programming in 1991 from the University of Lagos, Akoka Yaba. Mr. Anih additional received his L.L.B in 2006 from the University of Lagos and his B.L in 2007 from the Council of Legal Education at the Nigerian Law School.

Antony Gordon, Independent Director

Antony Gordon has been the President of Stealth Consulting Management, Inc. since December 2013. Mr. Gordon has over 25 years of experience working with family offices, high net worth individuals, professional athletes and celebrities, as well as assisting public and private companies with respect to a broad range of advisory services related to capital markets and business developments. Mr. Gordon was an officer in the company VitroTech, which filed for Chapter 13 under the Bankruptcy Code in 2013. Mr. Gordon served as the Managing Director of MGO from February 2017 to September 2020 where he spearheaded business development for an entrepreneurial professional services firm. From February 2010 to November 2013, Mr. Gordon served as the Managing Director of CREO Select Opportunities Fund, L.P. where he ran investor relations for an opportunistic long-short hedge fund. From January 2008 to October 2010, Mr. Gordon served as the Managing Director of Mesirow Financial where he managed business development for the valuation group. From September 2006 to December 2007 Mr. Gordon served as the Managing Director of East Avenue Capital Partners, a global macro hedge fund. Mr. Gordon attended the University of Witwatersrand and received a Bachelor of Arts in Law and Industrial Psychology as well as a Bachelor’s in Law. Mr. Gordon additionally has a Master of Law from Harvard Law School and attended Harvard Business School’s Executive Program.

Number and Terms of Office of Officers and Directors

We have five directors upon completion of this offering. Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Mr. Gordon will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Anih, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Phoon and Mr. Ngoh, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in this offering, our sponsor, upon completion of an initial business combination, will be entitled to nominate individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation will provide that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect that our board of directors will determine that all of our directors, other than Mr. Ngoh are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance and nominating committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Phoon, Anih and Gordon are members of our audit committee, and Mr. Gordon will chair the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Our board of directors has determined that each of the proposed audit committee members meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Each member of the audit committee is financially literate, and our board of directors has determined that each of Antony Gordon qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Messrs. Phoon, Anih and Gordon. Mr. Anih will serve as chairman of the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of Messrs. Phoon, Anih, and Gordon are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Corporate Governance and Nominating Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Our independent directors will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this prospectus entitled “Where You Can Find Additional Information.”

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We may pay consulting, finder or success fees to our initial stockholders, officers, directors or their affiliates for assisting us in consummating our initial business combination. In addition, our initial stockholders, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this prospectus, and as adjusted to reflect the sale of our Class A common stock offered by this prospectus, and assuming no purchase of public shares in this offering, by:

● each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

● each of our executive officers and directors that beneficially owns shares of common stock; and

● all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,480,900 shares of our common stock, consisting of (i) 5,750,000 shares of our Class A common stock, and (ii) 1,437,500 shares of our Class B common stock, issued and outstanding as of August 19, 2021. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

On May 3, 2021, our sponsor paid an aggregate of $25,000, or approximately $0.02 per share, in exchange for the issuance of 1,437,500 shares of founder shares. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The per unit price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Global Link Investment LLC (1)(2)	293,400	4.85%	1,429,500	99.44%	19.1%
Marcus Ngoh (1)(2)	—	*	1,429,500	99.44	19.1
Garry Richard Stein (1)(2)	—	*	1,429,500	99.44	19.1
Khye Wang Phoon (1)	—	*	2,500	*	*
Donald Nnamdi Anih, Esq. (1)	—	*	2,500	*	*
Legacy Royals, LLC (1)(3)	—	*	3,000	*	*
All executive officers and directors as a group (six individuals)	293,400	4.85%	1,437,500	100.0%	19.2%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o PHP Ventures Acquisition Corp. CT 10-06, Level 10, Corporate Tower Subang Square, Jalan SS15/4G, Subang Jaya, 47500 Selangor, Malaysia.
(2)

Global Link Investment LLC, our sponsor, is the record holder of the securities reported herein. Marcus Choo Yeow Ngoh, our Chairman and Chief Executive Officer, is the manager and member and Garry Richard Stein is a member of our sponsor. By virtue of this relationship, Mr. Ngoh and Mr. Stein may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ngoh and Mr. Stein each disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is CT 10-06, Level 10, Corporate Tower Subang Square, Jalan SS15/4G, Subang Jaya, 47500 Selangor, Malaysia.

(3)	Record Owner is Legacy Royals, LLC an entity owned by Antony Gordon. Mr. Gordon would be deemed to have beneficial ownership of any shares held by Legacy Royals.

The founder shares held by our initial stockholders represent 20% of our outstanding shares of common stock immediately following the completion of this offering (excluding any placement units and assuming our initial stockholders do not purchase any public shares in this offering), with the potential to own as a result of their founder shares up to 14.29% of the outstanding shares of common stock based on certain triggering events.

Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

The holders of the founder shares have agreed (a) to vote any founder shares owned by it in favor of any proposed business combination and (b) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 3, 2021, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 187,500 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders do not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full so those shares are no longer subject to forfeiture.

The initial stockholders have agreed not to transfer, assign or sell any of the Class B common stock (except to certain permitted transferees) until, with respect to any of the Class B common stock, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining any of the Class B common stock, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

On May 3, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of October 31, 2021 or the completion of the Initial Public Offering. Upon IPO, the Company had borrowed $$95,120 under the Note. A total of $95,120 under the promissory note was repaid on September 1, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

If the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $575,000 with the underwriters’ over-allotment option exercised in full ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $575,000 with the underwriters’ over-allotment option exercised in full ($0.10 per unit). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, or MaloneBailey, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC for the period from April 13, 2021 (date of inception) to December 31, 2021 totaled approximately $99,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from April 13, 2021 to December 31, 2021, we did not pay MaloneBailey any audit-related fees.

Tax Fees. We did not pay MaloneBailey for tax return services, planning and tax advice for the period April 13, 2021 to December 31, 2021.

All Other Fees. We did not pay MaloneBailey for any other services for the period from April 13, 2021 to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

PHP VENTURES ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PHP Ventures Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PHP Ventures Acquisition Corp. (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from April 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021

Houston, Texas

March 9, 2022

PART IV - FINANCIAL INFORMATION

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

PHP VENTURES ACQUISITION CORP.

BALANCE SHEET

December 31,
2021
ASSETS
Cash	$486,315
Prepaid expenses	99,250
Cash and marketable securities held in trust account	58,075,594
Total Current Assets	58,661,159

Total assets	$58,661,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$29,389
Franchise tax payable	144,160
Deferred underwriter fee payable	2,012,500
Total current liabilities	2,186,049

Total liabilities	2,186,049

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,750,000 shares at redemption value ($10.10 per share)	58,075,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144
Additional paid-in capital	-
Accumulated deficit	(1,600,063)
Total Stockholders’ Deficit	(1,599,890)
Total Liabilities and Stockholders’ Deficit	$58,661,159

The accompanying notes are an integral part of these audited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from
April 13, 2021
(Inception) Through
December 31, 2021
Formation and operating costs	$(274,455)
Franchise tax	(144,160)
Loss from operations	(418,615)

Other income and expense:
Unrealized Loss from marketable securities held in Trust Account	(5,627)
Realized Gain from marketable securities held in Trust Account	6,221
Net Loss	$(418,021)

Weighted average shares outstanding of Class A common stock	3,162,250
Basic and diluted net loss per common stock	(0.10)
Weighted average shares outstanding of Class B common stock	1,202,471
Basic and diluted net loss per common stock	(0.10)

The accompanying notes are an integral part of these audited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	1,437,500	144	24,856	—	25,000

Sale of IPO Units	5,750,000	575	—	—	57,499,425	—	57,500,000

Sale of Private Placement Units	293,400	29	—	—	2,933,971	—	2,934,000

Offering and Underwriting costs	—	—	—	—	(3,565,869)	—	(3,565,869)

Common shares subject to redemption	(5,750,000)	(575)			(58,074,425)		(58,075,000)
Accretion APIC to deficit	—	—	—	—	1,182,042	(1,182,042)	—
Net loss	—	—	—	—	—	(418,021)	(418,021)
Balance – December 31, 2021	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)

The accompanying notes are an integral part of these audited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flow from operating activities:
Net loss	$(418,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized Loss from securities held in Trust Account	5,627
Realized Gain from securities held in Trust Account	(6,221)
Changes in operating assets and liabilities:
Prepaid expenses	(99,250)
Franchise tax payable	144,160
Accounts payable and accrued expenses	29,389
Net cash used in operating activities	(344,316)

Cash flows from investing activities:
Investment of cash in Trust Account	(58,075,000)
Net cash used in investing activities	(58,075,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discount paid	56,350,000
Proceeds from sale of private placement units	2,934,000
Payment of offering costs	(403,369)
Proceeds from promissory note - related party	95,120
Repayment of promissory note - related party	(95,120)
Net cash provided by financing activities	58,905,631

Net change in cash	486,315
Cash at the beginning of the period	—
Cash at the end of the period	$486,315

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$2,012,500
Value of Class A common stock subject to possible redemption	$58,075,000

The accompanying notes are an integral part of these audited financial statements

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs of $412,500, of which $262,500 are for deferred underwriting commissions. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

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

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2021, we have available to us $486,315 of cash on our balance sheet and a working capital of $56,475,110.

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through the earlier of the consummation of a Business Combination or one year from this filing and therefore substantial doubt has been alleviated. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the audited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of costs incurred in connection with preparation for the Public Offering executed on August 16, 2021. These costs, together with the underwriting discounts and commissions, were charged to additional paid-in capital upon completion of the Public Offering.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these audited financial statements. The audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $486,315 in cash and no cash equivalents as of December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2021 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from April 13, 2021 (inception) through December 31, 2021.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On December 31, 2021, there were 5,750,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

For The Period from April 13, 2021 (Inception) Through December 31, 2021
Class A common stock
Numerator: net loss allocable to Class A common stock	(302,693)
Denominator: weighted average number of Class A common stock	3,162,250
Basic and diluted net income per redeemable Class A common stock	$(0.10)

Class B common stock
Numerator: net loss allocable to Class B common stock	(115,328)
Denominator: weighted average number of Class B common stock	1,202,471

Basic and diluted net loss per Class B common stock	$(0.10)

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Note 3 —Public Offering

Pursuant to the Initial Public Offering and full exercise underwriter’s overallotment option, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant will entitle the holder to purchase one half of one common stock at an exercise price of $11.50 per whole share (see Note 7). Each Public Right entitles the holder to receive one-tenth (1/10) of one Class A common stock upon consummation of our initial business combination, so you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination (see Note 7).

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

Note 5 — Related Party Transactions

Class B Common Stock

During the period ended December 31, 2021, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.02 per share. On May 26, 2021, our sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon.

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

Promissory Note — Related Party

On May 3, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) October 31, 2021 or (ii) the consummation of the Proposed Offering. A total of $95,120 under the promissory note was repaid on September 1, 2021. As of December 31, 2021, the Company had borrowed $0 under the promissory note with our sponsor.

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

As December 31, 2021, the Company has not borrowed any amount under such loans.

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. From August 16 to December 31, $50,000 has been paid.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 5,750,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. On May 3, 2021, the Sponsor purchased 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.02 per share. On May 26, 2021, the Sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon. At December 31, 2021, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to March 10, 2022, the date the audited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 16. Form 10-K Summary

None.

25

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2022.

PHP VENTURES ACQUISITION CORP.

By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marcus Choo Yeow Ngoh	Chief Executive Officer	March 10, 2022
Marcus Choo Yeow Ngoh	(Principal Executive Officer)

/s/ Garry Richard Stein	Chief Financial Officer	March 10, 2022
Garry Richard Stein	(Principal Financial Officer)

26

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 11, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated August 16, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated August 16, 2021, among the Company, its officers and directors and the Company’s sponsor, Global Link Investments LLC. (2)
10.2	Promissory Note, dated May 3, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated August 16, 2021 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated August 16, 2021, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated August 09, 2021, by and between the Company and Arc Group Limited.(2)
10.6	Placement Unit Purchase Agreement, dated August 16, 2021, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated May 3, 2021, by and between the Registrant and Global Link Investment LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 4, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 19, 2021.

27