Form 10-Q
period 2022-03-31
PHP Ventures Acquisition Corp.
filed 2022-05-04
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, there were 5,750,000 shares of the Company’s redeemable Class A Common Stock and 293,400 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 1,437,500 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

PHP VENTURES ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETs

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash	$171,813	$486,315
Prepaid expenses	95,449	99,250
Cash and marketable securities held in trust account	58,071,768	58,075,594
Total Current Assets	58,339,030	58,661,159

Total assets	$58,339,030	$58,661,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$326,971	$29,389
Franchise tax payable	-	144,160
Deferred underwriter fee payable	2,012,500	2,012,500
Total current liabilities	2,339,471	2,186,049

Total liabilities	2,339,471	2,186,049

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,750,000 shares at redemption value ($10.10 per share)	58,075,000	58,075,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	-	-
Accumulated deficit	(2,075,614)	(1,600,063)
Total Stockholders’ Deficit	(2,075,441)	(1,599,890)
Total Liabilities and Stockholders’ Deficit	$58,339,030	$58,661,159

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from
January 1, 2022
Through
March 31, 2022
(Unaudited)
Formation and operating costs	$(471,725)
Loss from operations	(471,725)

Other income and expense:
Unrealized Loss from marketable securities held in Trust Account	(3,826)
Net Loss	$(475,551)

Weighted average shares outstanding of Class A common stock	6,043,400
Basic and diluted net loss per common stock	(0.06)
Weighted average shares outstanding of Class B common stock	1,437,500
Basic and diluted net loss per common stock	(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 1, 2022 THROUGH MARCH 31, 2022

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2022	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)
Net loss	—	—	—	—	—	(475,551)	(475,551)
Balance – March 31, 2022	293,400	$29	1,437,500	$144	$—	$(2,075,614)	$(2,075,441)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 1, 2022 THROUGH MARCH 31, 2022

(Unaudited)

Cash flow from operating activities:
Net loss	$(475,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized Loss from securities held in Trust Account	3,826
Changes in operating assets and liabilities:
Prepaid insurance	3,801
Franchise tax payable	(144,160)
Accounts payable and accrued expenses	297,582
Net cash used in operating activities	(314,502)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flow from financing activities:
Net cash provided by financing activities	-

Net change in cash	(314,502)
Cash at the beginning of the period	486,315
Cash at the end of the period	$171,813

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations, Going Concern and Basis of Presentation

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 1, 2022 through March 31, 2022 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the Initial Public Offering with the exercise of the overallotment amounted to $ 3,565,869 consisting of $1,150,000 of cash underwriting fees, $2,012,500 of deferred underwriting fees and $403,369 of other costs.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2022, we have available to us $171,813 of cash on our balance sheet and a working capital of $55,999,559.

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

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the business combination. However, there  is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $171,813 in cash and no cash equivalents as of March 31, 2022.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from January 1, 2022 through March 31, 2022.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On March 31, 2022, there were 5,750,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table reflects the calculation of basic and diluted net income per common share:

For The Period from January 2022 Through March 31, 2022
Class A common stock
Numerator: net loss allocable to Class A common stock	(384,906)
Denominator: weighted average number of Class A common stock	6,043,400
Basic and diluted net income per redeemable Class A common stock	$(0.06)

Class B common stock
Numerator: net loss allocable to Class B common stock	(90,645)
Denominator: weighted average number of Class B common stock	1,437,500
Basic and diluted net loss per Class B common stock	$(0.06)

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

Note 3 —Public Offering

Pursuant to the Initial Public Offering and full exercise underwriter’s overallotment option, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Class A common stock and one-half of one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant will entitle the holder to purchase one half of one Class A common stock at an exercise price of $11.50 per whole share (see Note 7). Each Public Right entitles the holder to receive one-tenth (1/10) of one Class A common stock upon consummation of our initial business combination, so you must hold rights in multiples of 10 in order to receive shares for all of your rights upon closing of a business combination (see Note 7).

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

The initial stockholders have agreed not to transfer, assign or sell any of these founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) six months after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property

Promissory Note — Related Party

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

As March 31, 2022, the Company has not borrowed any amount under such loans.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the period from January 1, 2022 to March 31, 2022, the Company has recognized $30,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

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

Right of First Refusal

Subject to certain conditions, the Company has granted EF Hutton, division of Benchmark Investments, LLC, for a period of 12 months after the date of the consummation of a business combination, a right of first refusal to act as sole book runner, and/or sole placement agent, at the representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings for us or any of our successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement of which this prospectus forms a part.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2022, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 5,750,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Proposed Offering. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Warrants is not effective within 60 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to May 4, 2022, the date the unaudited financial statements were available to issue. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from January 1, 2022 through March 31, 2022, we had a net loss of $475,551, which consists of unrealized loss from marketable securities held in the Trust Account of $3,826 and operating costs of $471,725.

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

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs of $412,500, of which 262,500 are for deferred underwriting commissions. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one Class A redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

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

As of March 31, 2022, we had available to us $171,813 of cash on our balance sheet and a working capital of $55,999,559. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As March 31, 2022, the Company has not borrowed any amount under such loans.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Item 3p. Quantitative and Qualitative Disclosures About Market Risk

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequently, on August 19, 2021, the Company consummated the closing of the sale of 750,000 additional units at a price of $10 per unit (the “Units”) upon receiving notice of the underwriters’ election to fully exercise their overallotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000 and incurred additional offering costs, of which $262,500 are for deferred underwriting commissions of $412,500 in underwriting fees. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), one-half of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and one Right (“Right”), with each Right entitling the holder to receive one-tenth of one share of Class A Common Stock, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-256840).

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHP VENTURES ACQUISITION CORP.

Date: May 4, 2022	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: May 4, 2022	By:	/s/ Garry Richard Stein
Garry Richard Stein
Chief Financial Officer

