Form 10-Q
period 2022-06-30
PHP Ventures Acquisition Corp.
filed 2022-08-05
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 5,750,000 shares of the Company’s redeemable Class A Common Stock and 293,400 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 1,437,500 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

PHP VENTURES ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		3
Item 1.	Financial Statements:	3
	Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	3
	Statements of Operations for the Three and Six Months Ended June 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through June 30, 2021 (Unaudited)	5
	Statements of Cash Flows for the Six Months Ended June 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through June 30, 2021 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION:		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETs

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash	$49,531	$486,315
Prepaid expenses	45,250	99,250
Cash and marketable securities held in trust account	58,102,946	58,075,594
Total Current Assets	58,197,727	58,661,159

Total assets	$58,197,727	$58,661,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$631,279	$29,389
Franchise tax payable	-	144,160
Working Capital Loans – related party	159,705	-
Deferred underwriter fee payable	2,012,500	2,012,500
Total current liabilities	2,803,484	2,186,049

Total liabilities	2,803,484	2,186,049

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,750,000 shares at redemption value ($10.10 per share)	58,075,000	58,075,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	-	-
Accumulated deficit	(2,680,930)	(1,600,063)
Total Stockholders’ Deficit	(2,680,757)	(1,599,890)
Total Liabilities and Stockholders’ Deficit	$58,197,727	$58,661,159

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

			For the Period from
	For the three	For the six	April 13, 2021 (inception)
	months ended	months ended	Through
	June 30, 2022	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$(636,494)	$(1,108,219)	$(921)
Loss from operations	(636,494)	(1,108,219)	(921)

Other income and expense:
Realized and Unrealized Gain from marketable securities held in Trust Account	31,178	27,352	-
Net Loss	$(605,316)	$(1,080,867)	$(921)

Weighted average shares outstanding of Class A common stock	6,043,400	6,043,400	-
Basic and diluted net loss per common stock	(0.08)	(0.14)	-
Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500	1,437,500
Basic and diluted net loss per common stock	(0.09)	(0.15)	(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED) AND FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)
Net loss	—	—	—	—	—	(475,551)	(475,551
Balance – March 31, 2022	293,400	$29	1,437,500	$144	$—	$(2,075,614)	$(2,075,441
Net loss	—	—	—	—	—	(605,316)	(605,316)
Balance – June 30, 2022	293,400	$29	1,437,500	$144	$—	$(2,680,930)	$(2,680,757)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance - April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	—	—	(921)	(921)
Balance - June 30, 2021	—	$—	1,437,500	$144	$24,856	$(921)	$24,079

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period from April 13, 2021 (inception) through June 30, 2021
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(1,080,867)	$(921)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and Unrealized Gain from securities held in Trust Account	(27,352)	-
Accrued expenses	-	900
Changes in operating assets and liabilities:
Prepaid expenses	54,000	-
Franchise tax payable	(144,160)	-
Accounts payable and accrued expenses	601,890	-
Net cash used in operating activities	(596,489)	(21)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flow from financing activities:
Proceeds from working capital loan - related party	159,705	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Net cash provided by financing activities	159,705	25,000

Net change in cash	(436,784)	24,979
Cash at the beginning of the period	486,315	-
Cash at the end of the period	$49,531	$24,979

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in Related Party Payable	-	95,120

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2022 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have available to us $49,531 of cash on our balance sheet and a working capital of $55,394,243.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and Inception to June 30, 2021, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $49,531 in cash and no cash equivalents as of June 30, 2022.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from January 1, 2022 through June 30, 2022 and from April 13, 2021 (inception) through June 30, 2021.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On June 30, 2022, there were 5,750,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For The Three Months Ended June 30,2022	For The Six Months Ended June 30, 2022	For The Period from April 13, 2021 (inception) through June 30, 2021
Class A common stock
Numerator: net loss allocable to Class A common stock	(483,010)	(867,916)	(921)
Denominator: weighted average number of Class A common stock	6,043,400	6,043,400	-
Basic and diluted net income per redeemable Class A common stock	$(0.08)	$(0.14)	-

Class B common stock
Numerator: net loss allocable to Class B common stock	(122,306)	(212,951)	(921)
Denominator: weighted average number of Class B common stock	1,437,500	1,437,500	1,437,500
Basic and diluted net loss per Class B common stock	$(0.09)	$(0.15)	(0.00)

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

As June 30, 2022, the Company has borrowed $159,705 under such loans.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the period from January 1, 2022 to June 30, 2022, the Company has recognized $60,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 5,750,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity (Continued)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from January 1, 2022 through June 30, 2022, we had a net loss of $1,080,867, which consists of realized and unrealized gain from marketable securities held in the Trust Account of $27,352 and operating costs of $1,108,219.

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

As of June 30, 2022, we had available to us $49,531 of cash on our balance sheet and a working capital of $55,394,243. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As June 30, 2022, the Company has borrowed $159,705 under such loans.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHP VENTURES ACQUISITION CORP.

Date: August 5, 2022	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: August 5, 2022	By:	/s/ Garry Richard Stein
Garry Richard Stein
Chief Financial Officer

