Form 10-Q
period 2022-09-30
PHP Ventures Acquisition Corp.
filed 2022-11-03
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 5,750,000 shares of the Company’s redeemable Class A Common Stock and 293,400 shares of the Company’s non-redeemable Class A Common Stock, $0.0001 par value per share (the “Class A Shares”) and 1,437,500 shares of the Company’s Class B Common Stock, $0.0001 par value per share issued and outstanding (the “Class B Shares”).

PHP VENTURES ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		3
Item 1.	Financial Statements:	3
	Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	3
	Statements of Operations for the Three Months Ended September 30, 2022 and 2021(Unaudited), for the Nine Months Ended September 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Statements of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	5
	Statements of Cash Flows for the Nine Months Ended September 30, 2022 (Unaudited) and for the Period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION:		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETs

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Cash	$657	$486,315
Prepaid expenses	119,918	99,250
Cash and marketable securities held in trust account	58,873,236	58,075,594
Total Current Assets	58,993,811	58,661,159

Total assets	$58,993,811	$58,661,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$898,844	$29,389
Franchise tax payable	-	144,160
Working Capital Loans – related party	532,787	-
Deferred underwriter fee payable	2,012,500	2,012,500
Extension loan – related party	575,000	-
Total current liabilities	4,019,131	2,186,049

Total liabilities	4,019,131	2,186,049

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 5,750,000 shares, at redemption value of $10.20 and $10.10 per share on September 30, 2022 and December 31, 2021, respectively	58,650,000	58,075,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	—	—
Accumulated deficit	(3,675,493)	(1,600,063)
Total Stockholders’ Deficit	(3,675,320)	(1,599,890)
Total Liabilities and Stockholders’ Deficit	$58,993,811	$58,661,159

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

				For the Period from
	For the three	For the three	For the nine	April 13, 2021 (inception)
	months ended	months ended	months ended	Through
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and operating costs	$(614,853)	$(66,917)	$(1,723,072)	$(67,838)
Loss from operations	(614,853)	(66,917)	(1,723,072)	(67,838)

Other income and expense:
Investment income earned on investments held in Trust Account	195,290	2,834	222,642	2,834
Net Loss	$(419,563)	$(64,083)	$(1,500,430)	$(65,004)

Weighted average shares outstanding of Class A common stock	6,043,400	2,996,510	6,043,400	1,612,157
Basic and diluted net loss per common stock	(0.06)	(0.01)	(0.20)	(0.02)
Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500	1,437,500	1,269,371
Basic and diluted net loss per common stock	(0.06)	(0.01)	(0.20)	(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED) AND FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)
Net loss	—	—	—	—	—	(475,551)	(475,551)
Balance – March 31, 2022	293,400	$29	1,437,500	$144	$—	$(2,075,614)	$(2,075,441
Net loss	—	—	—	—	—	(605,316)	(605,316)
Balance – June 30, 2022	293,400	$29	1,437,500	$144	$—	$(2,680,930)	$(2,680,757)
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)	—	—	—	—	—	(575,000)	(575,000)
Net loss	—	—	—	—	—	(419,563)	(419,563)
Balance – September 30, 2022	293,400	$29	1,437,500	$144	$—	$(3,675,493)	$(3,675,320)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	—	—	(921)	(921)
Balance – June 30, 2021	—	$—	1,437,500	$144	$24,856	$(921)	$24,079
Sale of IPO Units	5,750,000	575	—	—	57,499,425	—	57,500,000
Sale of Private Placement Units	293,400	29	—	—	2,933,971	—	2,934,000
Transaction and Underwriting costs	—	—	—	—	(3,565,869)	—	(3,565,869)
Common shares subject to redemption	(5,750,000)	(575)	—	—	(58,074,425)	—	(58,075,000)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	1,182,042	(1,182,042)	—
Net loss	—	—	—	—	—	(64,083)	(64,083)
Balance – September 30, 2021	293,400	$29	1,437,500	$144	$—	$(1,247,046)	$(1,246,873)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period from April 13, 2021 (inception) through September 30, 2021
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(1,500,430)	$(65,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and Unrealized Gain from securities held in Trust Account	(222,642)	(2,834)
Changes in operating assets and liabilities:
Prepaid expenses	(20,668)	(148,500)
Franchise tax payable	(144,160)	-
Accounts payable and accrued expenses	869,455	7,550
Net cash used in operating activities	(1,018,445)	(208,788)

Cash flows from investing activities:
Investment of cash in Trust Account	(575,000)	(58,075,000)
Net cash used in investing activities	(575,000)	(58,075,000)

Cash flow from financing activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of underwriting discount paid	-	56,350,000
Proceeds from sale of private placement units	-	2,934,000
Payment of offering costs	-	(403,369)
Proceeds from promissory note	-	95,120
Repayment of promissory note	-	(95,120)
Proceeds from working capital loan - related party	532,787	-
Proceeds from extension loan – related party	575,000	-
Net cash provided by financing activities	1,107,787	58,905,631

Net change in cash	(485,658)	621,843
Cash at the beginning of the period	486,315	-
Cash at the end of the period	$657	$621,843

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	-	2,012,500
Value of Class A common stock subject to possible redemption	-	58,075,000
Extension funds attributable to Class A common stock subject to possible redemption	575,000	-

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2022 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $657 of cash on our balance sheet and a working capital of $54,974,680.

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

On August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000   (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). If the Company is unable to complete a Business Combination before November 16, 2022 (or up to February 16, 2023, subject to satisfaction of certain conditions, including the deposit of $575,000 for second three-month extension into the trust account,   or as extended by the Company’s stockholders in accordance with our certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 12th month (or up to 18 months from the closing of this offering at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of up to $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit in either case) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

On August 16, 2022, the Company issued a press release, announcing that on August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2022 and for the three and nine months   ended September 30, 2022 and Inception to September 30, 2021, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the period from April 13, 2021 (inception) through December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $657 in cash and no cash equivalents as of September 30, 2022.

Cash and Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from January 1, 2022 through September 30, 2022 and from April 13, 2021 (inception) through September 30, 2021.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On September 30, 2022, there were 5,750,000 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period from April 13, 2021 (inception) through September 30, 2021
Class A common stock
Numerator: net loss allocable to Class A common stock	(338,941)	(43,307)	(1,212,113)	(36,368)
Denominator: weighted average number of Class A common stock	6,043,400	2,996,510	6,043,400	1,612,157
Basic and diluted net income per redeemable Class A common stock	$(0.06)	(0.01)	$(0.20)	(0.02)

Class B common stock
Numerator: net loss allocable to Class B common stock	(80,622)	(20,776)	(288,317)	(28,636)
Denominator: weighted average number of Class B common stock	1,437,500	1,437,500	1,437,500	1,269,371
Basic and diluted net loss per Class B common stock	$(0.06)	(0.01)	$(0.20)	(0.02)

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

As September 30, 2022, the Company has borrowed $532,787 under such loans.

Extension Loan — Related Party

The Company will have until 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the Proposed Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $100,000), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially deposited in the Trust Account per Unit ($10.10).

On August 8, 2022, the Company entered into a loan and transfer agreement with the Sponsor, according to which on August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). The Extension is the first of two three-month extensions permitted under the Company’s governing documents. As of September 30, 2022, $575,000 were outstanding under such extension loan.

This extension loan is non-interest bearing and will be due upon consummation of the initial business combination. If the Company complete the initial business combination, the Company will, at the option of the sponsor, repay such loaned amounts out of the proceeds of the trust account released to the Company or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Placement Units. If the Company does not complete a business combination, the Company will repay such loans only from funds held outside of the trust account.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse ARC Group Ltd., an affiliate of the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. For the period from January 1, 2022 to September 30, 2022, the Company has recognized $90,000 operating cost for the service provided by ARC Group Ltd. under this agreement.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 5,750,000 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from January 1, 2022 through September 30, 2022, we had a net loss of $1,500,430, which consists of investment income earned on investments held in Trust Account of $222,642 and operating costs of $1,723,072.

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

As of September 30, 2022, we had available to us $657 of cash on our balance sheet and a working capital of $54,974,680. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As September 30, 2022, the Company has borrowed $532,787 under such loans.

If the Company anticipates that it may not be able to consummate its initial business combination within 12 months, the Company may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Public stockholders, in this situation, will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this prospectus, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 because the underwriters’ over-allotment option was exercised in full ($0.10 per unit), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible business combination period of 18 months at a total payment value of $1,150,000 because the underwriters’ over-allotment option was exercised in full ($0.20 per unit). Any such payments would be made in the form of non-interest bearing loans. On August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000   (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). If the Company is unable to complete a Business Combination before November 16, 2022 (or up to February 16, 2023, subject to satisfaction of certain conditions, including the deposit of $575,000 for second three-month extension into the trust account, or as extended by the Company’s stockholders in accordance with our certificate of incorporation), If the Company completes its initial business combination, the Company will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the placement units. If the Company does not complete a business combination, the Company will repay such loans only from funds held outside of the trust account. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans to the extent there is insufficient funds held outside of the trust account in the event that the Company does not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. In the event the Company receives a notice from the sponsor five days prior to the applicable deadline of their intent to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The public stockholders will not be afforded an opportunity to vote on the extension of time to consummate an initial Business Combination from 12 months to 18 months described above or redeem their shares in connection with such extensions.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PHP VENTURES ACQUISITION CORP.

Date: November 2, 2022	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: November 2, 2022	By:	/s/ Garry Richard Stein
Garry Richard Stein
Chief Financial Officer

