Form 10-K
period 2022-12-31
PHP Ventures Acquisition Corp.
filed 2023-03-31
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock, $0.0001 par value per share, held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock $10.00 as quoted on the NASDAQ on June 30, 2022, was approximately $57.5 million.

As of February 28, 2023, 1,772,750 shares of redeemable Class A common stock, 293,400 shares of non-redeemable Class A common stock, $0.0001 per share par value, and 1,437,500 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to the following:

● Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

● If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders’ vote.

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

● We may not be able to complete an initial business combination within the period to consummate the initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10   per unit, or less than such amount in certain circumstances.

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

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” “our” and refer to PHP Ventures Acquisition Corp.

Overview

We are a blank check company incorporated in Delaware on April 13, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all the risks associated with emerging growth companies.

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

A total of $58,075,000, comprised of the proceeds from the Offering and the proceeds of private placements that closed on August 16, 2021, and August 19, 2021, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account established for the benefit of the Company’s public stockholders.

The holders of the Units (comprising shares of the Class A Common Stock, Rights and Warrants) were able to separately trade the shares of Class A Common Stock, Rights and Warrants commencing on October 4, 2021.

On August 15, 2022, the Company announced that it had caused to be deposited $575,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022   to November 16, 2022, which extension was the first of two three-month extensions permitted under the Company’s governing documents at the time.

On November 3, 2022, the Company   filed its quarterly report for the fiscal quarter ended September 30, 2022, on Form 10-Q.

On November 7, 2022, the Company announced that it had caused to be deposited $575,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to once again extend the period of time it had to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023, which extension was the second of two three-month extensions permitted under the Company’s governing documents at the time.

On December 5, 2022, the Company filed a preliminary proxy statement on Schedule 14A calling for a special meeting of the Company’s stockholders for the sole purpose of voting upon three proposals (i) the Extension Amendment Proposal, (ii) the Trust Amendment Proposal, and, if necessary, (iii) the Adjournment Proposal, which proposals were more fully described in the Proxy Statement on file with the SEC and which, if approved, would allow the Company additional time to complete its business combination (the “Business Combination”) and extend the Termination Date to the Extended Deadline.

On December 15, 2022, the Company filed the definite proxy statement on Schedule 14A calling for a special meeting of the Company’s stockholders to be held at 10:00 a.m. Eastern Time on December 28, 2022, at https://www.cstproxy.com/phpventuresacquisition/2022, for the sole purpose of voting upon the following three proposals, as stated on the Form Schedule 14A:

● a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Existing Company Charter”) in the form set forth in Annex A to the accompanying Proxy Statement, which we refer to as the “Extension Amendment,” giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s Initial Public Offering that closed on August 16, 2021 (the “IPO”) from February 16, 2023 (the “Termination Date”) by up to six (6) one-month extensions to August 16, 2023 at a price of $0.0525 per share per month, commencing February 16, 2023, our current Termination Date (which we refer to as the “Extension,” and such later date, the “Extended Deadline”) (such proposal is the “Extension Amendment Proposal”). For the purposes of the Delaware General Corporation Law (the “DGCL”), the full text of the resolution is as follows: “RESOLVED, that subject to and conditional upon the trust account, which is governed by the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company on August 16, 2021, having net tangible assets of at least US $5,000,001 as at the date of this resolution, the amendment to the Amended and Restated Certificate of Incorporation, a copy of which is attached to the accompanying proxy statement as Annex A, be and is hereby adopted.”

● a proposal to amend the Investment Management Trust Agreement dated August 16, 2021 (the “Trust Agreement”) entered into between Continental Stock Transfer & Trust Company, as trustee (“Continental”) and the Company governing the trust account (the “Trust Account”) established in connection with the IPO (the “Trust Amendment”), pursuant to the Amended Investment Management Trust Agreement in the form set forth in Annex B to the accompanying Proxy Statement to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its initial business combination, from February 16, 2023 to August 16, 2023 (or such later date as may be determined by the Company’s stockholders) (such proposal is the “Trust Amendment Proposal”), and

● a proposal to approve the adjournment of the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal and the Trust Amendment Proposal, which we refer to as the “Adjournment Proposal,” which will be presented only if there are not sufficient votes to approve the Extension Amendment Proposal and the Trust Amendment Proposal.

Each of the Extension Amendment Proposal, Trust Amendment Proposal and the Adjournment Proposal is more fully described in the Proxy Statement on file with the SEC. The purpose of the Extension Amendment Proposal and the Trust Amendment Proposal, and, if necessary, the Adjournment Proposal, is to allow us additional time to complete our business combination (the “Business Combination”) and extend the Termination Date to the Extended Deadline.

On December 28, 2022, the Company announced that it had received redemption notices for 4,464,250 shares of its Class A Common Stock from its stockholders. Accordingly, the Company postponed the previously scheduled meeting until 2:00 p.m. on Friday, December 30, 2022, to solicit investors to reverse their redemption notices. Assuming no more than the minimum shares necessary to meet the condition of the Extension Proposal are received, each non-redeeming stockholder would receive an additional $0.0625 per month per share for the duration of the Extension going forward.

In response, and in connection, therewith the Company revised the terms of the previously announced proposed amendment (the “Extension Amendment”) to its Second Amended and Restated Certificate of Incorporation (the “Charter”) to be considered by its stockholders at a Special Meeting of Stockholders to be held December 30, 2022 (the “Special Meeting”) along with a proposed amendment to the investment management trust agreement (the “Trust Agreement”) between Continental Stock Transfer & Trust Company, as trustee (“Continental”), and the Company governing the trust account (the “Trust Account”) established in connection with the Company’s Initial Public Offering dated August 16, 2021 (the “Trust Amendment”). As revised, the Extension Amendment would amend the Charter to provide for up to six one-month extensions to the date by which the Company must complete its initial business combination (the “Extended Date”), at the Company’s option, provided that the Company deposits into the Trust Account an additional $0.010 per unit for each month extended.

On December 30, 2022, at 2:00 p.m., Eastern time, the special meeting of the Company’s Stockholders was held virtually at https://www.cstproxy.com/phpventuresacquisition/2022, pursuant to due notice.

At the Special Meeting, the Solicitor of the Election: 1) examined the proxy tabulation report containing a record of proxies presented, and found that out of 7,480,900 shares entitled to vote at the Special Meeting, each of which entitles the holder to one vote per share, the holders of 6,527,307 shares were present at the virtual meeting or by proxy, representing 87.25% of the shares entitled to vote at the Special Meeting; and 2) took a vote among the holders of common stock of the Company on the Extension Amendment Proposal No. 1, and the Trust Amendment Proposal No. 2. The Extension Amendment Proposal No. 1 received 6,527,288 votes in favor, and the Trust Amendment Proposal No. 2 received 6,527,307 votes in favor.

Proposed Transaction

On December 8, 2022, we entered into a Business Combination Agreement (the “Merger Agreement”) by and among (i) Modulex Modular Buildings Plc, a company registered in England and Wales with company number 07291662 (“Modulex”), (ii) Modulex Merger Sub, upon execution of a joinder agreement to become party to the Merger Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Merger Sub”), and (iii) PHP Ventures Acquisition Corp., a Delaware corporation (“PHP Ventures”).

Pursuant to the Merger Agreement, PHP Ventures and Merger Sub shall consummate the Merger, pursuant to which PHP Ventures shall be merged with and into Merger Sub with Merger Sub being the surviving entity (the “Surviving Company”), following which the separate corporate existence of PHP Ventures shall cease, and Merger Sub shall change its name to Modulex Cayman Limited and continue as the surviving entity and a wholly owned subsidiary of Modulex.

Merger Consideration

As consideration for the Merger, the holders of Modulex securities collectively shall be entitled to receive from us, in the aggregate, a number of our securities with an aggregate value equal to (the “Merger Consideration”) Six Hundred Million U.S. Dollars ($600,000,000).

Prior to the Effective Time, Modulex will complete the Recapitalization. The pro forma equity valuation of Modulex upon consummation of the Transactions is estimated to be approximately $600 million, assuming no redemptions. Each (a) share of PHP Common Stock outstanding immediately prior to the Effective Time will be exchanged for one Modulex Ordinary Share; (b) warrant of PHP entitling the holder to purchase one share of PHP Common Stock per warrant at a price of $11.50 per whole share outstanding immediately prior to the Effective Time will be assumed by Modulex and will become a Modulex warrant entitling the holder to purchase one Modulex Ordinary Share at a price of $11.50 per share; and (c) right of PHP entitling the holder to purchase one share of PHP Common Stock per ten PHP rights will automatically be exchanged at the Effective Time whereby each set of ten PHP rights will be converted to one Combined Company Ordinary Share (and only sets of ten PHP rights will convert so any remaining PHP rights less than ten will expire).

The Business Combination Agreement provides that if, between the effectiveness of the Recapitalization and the Effective Time, (a) the outstanding Modulex Ordinary Shares shall have been increased, decreased, changed into or exchanged for a different number of shares or different class, in each case, by reason of any reclassification, recapitalization, stock split (including reverse stock split), split-up, combination or exchange or readjustment of shares, (b) a stock dividend or dividend payable in any other securities of Modulex shall be declared with a record date within such period, or (c) any similar event shall have occurred, then in each case Modulex Ordinary Shares issuable hereunder in exchange for PHP Ventures Securities shall be appropriately adjusted to provide the holders thereof the same economic effect as contemplated by the Business Combination Agreement prior to such event.

We estimate that, upon consummation of the Transactions, assuming none of PHP’s public stockholders demand redemption (“SPAC Redemptions”) pursuant to the Existing PHP Charter, the securityholders of Modulex will own approximately 72.3% of the outstanding one Modulex Ordinary Shares, and the securityholders of PHP and investors in Modulex’s Pre-Transaction Financing will own the remaining one Modulex Ordinary Shares. We estimate that if all of PHP’s public stockholders demand redemptions pursuant to the Existing PHP Charter, upon consummation of the Transactions, the securityholders of Modulex will own approximately 72.3% of the outstanding Modulex Ordinary Shares, and the securityholders of PHP and investors in Modulex’s Pre-Transaction Financing will own the remaining one Modulex Ordinary Shares.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on December 8, 2022.

Other than as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination, or the transactions contemplated by the Merger Agreement.

Our Business Strategy

We will seek to capitalize on the significant relationships of Mr. Ngoh, along with other members of our Board and management team, to identify, evaluate and acquire opportunities with businesses in the consumer products and services sector and have developed a wide network of professional services contacts and business relationships in that industry.

Our business strategy is to identify and complete our initial business combination with a company that can benefit from (i) the managerial and operational experience of our management team, (ii) additional capital and (iii) access to public securities markets. We plan to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the technology sector could effect a positive transformation or augmentation of existing businesses to improve their overall value.

There is no geographic limitation to the location of potential targets, as these types of opportunities are not necessarily bound by geography.

Our Acquisition Criteria

We intend to seek candidates with a total enterprise value from $100 million to $300 million that demonstrates one or more of the following characteristics:

● strong core business with a competitive market position that has demonstrated competitive advantages, well-established barriers to entry, unique characteristics that are difficult to replicate, have multiple opportunities for growth and operate in emerging markets with strong fundamentals;

● attractive financial profile that has a demonstrated history of strong financial performance coupled with multiple vectors for continued future growth and strong operating margins that result in sustainable cash flow generation in current times and post-pandemic recovery;

● trusted and experienced management team with a proven track record of driving growth, enhancing profitability and implementing sound strategic decisions;

● strong working culture and internal working dynamics that has cultivated a robust corporate mindset that is mission-driven and is committed to a defined set of core values that will strengthen operations and enhance execution, while benefiting from our knowledge, capabilities, and expertise to improve through innovation, digitization and technology driven advancement; and/or

● platform for organic (and potentially inorganic growth) using our expertise and extensive networks to source proprietary business or acquisition opportunities to accelerate the growth trajectory of a target business with broader access to debt and equity capital, liquidity and incentives for employees and a currency for potential acquisitions and expanded brand and growth initiatives.

These criteria are not intended to be exhaustive. We may use other criteria and guidelines as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that fact in our shareholder communications related to the acquisition.

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

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers, or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers, or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, if we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

Members of our management team, including our officers and directors, directly or indirectly own our securities and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination.

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

Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination target, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

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

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

The net proceeds of the Initial Public Offering and the sale of the placement units released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above.

There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances, or other indebtedness in connection with our initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. Currently, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors, or stockholders are required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination.

Our second amended and restated certificate of incorporation will provide that, prior to the consummation of our initial business combination, we will be prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account; or (ii) vote as a class with our public shares: (a) on any initial business combination, or (b) to approve an amendment to our amended and restated certificate of incorporation to: (x) extend the time we have to consummate a business combination from the closing of our Initial Public Offering, or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares

Corporate Information

Our executive offices are located at CT 10-06, Level 10, Corporate Tower Subang Square, Jalan SS15/4G, Subang Jaya 47500 Selangor, Malaysia, and our telephone number is +60 3 5888 8485.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. Factors that could cause our actual results to differ materially from those in this Annual Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report, there have been one material change to the risk factors disclosed in our final prospectus for our IPO filed with the SEC and declared effective by the SEC on August 11, 2021, or as disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed with the SEC on September 16, 2021, as follows:

The Excise Tax included in the Inflation Reduction Act may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities will trade on Nasdaq following the date of this prospectus, we will be a “covered corporation” within the meaning of the Inflation Reduction Act following the Initial Public Offering, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance. Nonetheless, we are not permitted to use the proceeds placed in the trust account and the interest earned thereon to pay any excise taxes or any other fees or taxes, other than franchise and income taxes, that may be imposed on us pursuant to any current, pending or future rules or laws, including without limitation any excise tax imposed under the Inflation Reduction Act on any redemptions or stock buybacks by us.

We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at CT 10-06, Level 10 Corporate Tower Subang Square Jalan SS15/4G Subang Jaya 47500 Selangor, Malaysia and our telephone number is +60 3 5888 8485. We have agreed to pay Arc Group Limited, a total of $10,000 per month for office space, utilities and secretarial and administrative support and the use of this office location is included in such $10,000 monthly payment. For the year ended December 31, 2022, $120,000 has been paid. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “PPHPU,” “PPHP,” “PPHPR” and “PPHPW,” respectively. Our Units commenced public trading on October 4, 2021. Our public shares and public rights commenced separate public trading on October 4, 2021, and public warrants, all three of which comprised the Units, commenced separate public trading on October 4, 2021. Our Class B common stock is not listed on any exchange.

As of December 31, 2022, there were seven holders of record of shares of our common stock and one holder of record of our public warrants. A substantially greater number of holders of common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions. As a result, we are unable to estimate the total number of stockholders represented by the record holders of our common stock.

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

The holders of Units were able to elect to separately trade the shares of Class A Common Stock, Rights, and the Warrants, comprising the Units, commencing on October 4, 2021. Those Units not separated will continue to trade on The Nasdaq Capital Market under the symbol “PPHPU,” and the Class A Common Stock, Rights, and Warrants that are separated will trade on The Nasdaq Capital Market under the symbols “PPHP” “PPHPR” and “PPHPW,” respectively.

No payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our sponsor. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the IPO.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved, and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated in Delaware on April 13, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2022 were organizational activities, those necessary to prepare for the IPO, conducting the IPO and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $1,848,123 which consisted of realized gain on marketable securities held in our Trust Account of $802,841 offset by formation and operational costs of $2,369,751, franchise tax of $200,050 and provision for income tax   of $81,163.

Liquidity and Capital Resources

On August 16, 2021, the Company consummated its IPO of 5,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, and incurring offering costs of $3,153,369, of which $1,750,000 was for deferred underwriting commissions (see Note 6).

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

Transaction costs of the IPO with the exercise of the overallotment amounted to $3,565,869 consisting of $1,150,000 of cash underwriting fees, $2,012,500 of deferred underwriting fees and $403,369 of other costs.

As of December 31, 2022, we have available to us $24,927 of cash on our balance sheet and a working capital of $13,259,991. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As December 31, 2022, the Company has borrowed $662,787 under such loans.

If the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $575,000 with the underwriters’ over-allotment option exercised in full ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $575,000 with the underwriters’ over-allotment option exercised in full ($0.10 per unit). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it. On August 8, 2022, the Company entered into a loan and transfer agreement with the Sponsor, according to which on August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2022, there was no critical accounting policies.

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

Under the supervision and with the participation of   our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures for the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

Marcus Choo Yeow Ngoh	52	Chief Executive Officer, and Director
Garry Richard Stein	77	Chief Finance Officer, and Director
Antony Gordon	59	Director
Donald Nnamdi Anih, Esq.	57	Director
Khye Wang Phoon	64	Director

Marcus Choo Yeow Ngoh, Chief Executive Officer and Director

Marcus Choo Yeow Ngoh has served as Chief Executive Officer since our inception. From March 2006 to May 2021 Mr. Ngoh served as the Director of Edmark Promotions Hong Kong Co. Ltd., where he successfully opened up new businesses in the Middle East and Africa. From 1994 to 2005, Mr. Ngoh served as a Marketing Executive for Everdynamic Marketing where he promoted consumer products via live demonstrations. From 1992 to 1993 Mr. Ngoh served as an Accounting Assistant for Everdynamic Marketing where he maintained accounts payable, accounts receivable and prepared Financial Statements. Mr. Ngoh received his diploma in Accounting from Systematic Business School in May 1991 and Chartered Institutes of Marketing – CIM UK from Systematic Business College in May 1992.

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

Number and Terms of Office of Officers and Directors

We have five directors.   Our board of directors is divided into three classes, with only one class of directors being elected in each year and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

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

In the table below, percentage ownership is based on 7,480,900   shares of our common stock, consisting of (i) 5,750,000 shares of our Class A common stock, and (ii) 1,437,500 shares of our Class B common stock, issued and outstanding as of December 31, 2022.  On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

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

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Global Link Investment LLC (1)(2)	293,400	4.85%	1,429,500	99.44%	19.1%
Marcus Ngoh (1)(2)	—	*	1,429,500	99.44	19.1
Garry Richard Stein (1)(2)	—	*	1,429,500	99.44	19.1
Khye Wang Phoon (1)	—	*	2,500	*	*
Donald Nnamdi Anih, Esq. (1)	—	*	2,500	*	*
Legacy Royals, LLC (1)(3)	—	*	3,000	*	*
All executive officers and directors as a group (six individuals)	293,400	4.85%	1,437,500	100.0%	19.2%

5% Stockholders
RED RIBBON ASSET MANAGEMENT PLC(4)	865,450	11.6%
KARPUS INVESTMENT MANAGEMENT (5)	369,460	5.0%
BOOTHBAY FUND MANAGEMENT LLC. (6)	450,000	6.0%
WEISS ASSET MANAGEMENT LP (7)	0	0
SABA CAPITAL MANAGEMENT, L.P. (8)	550,000	7.4%
ATW SPACE MANAGEMENT LLC. (9)	450,000	6.0%
HUDSON BAY CAPITAL MANAGEMENT L.P. (10)	450,000	6.0%
POLAR ASSET MANAGEMENT PARTNERS INC. (11)	577,630	9.56%
MIZUHO FINANCIAL GROUP INC. (12)	394,688	5.2%
WOLVERINE ASSET MANAGEMENT, LLC (13)	1,682,760	5.93%
YAKIRA ENHANCED OFFSHORE FUND LTD. (14)	330,000	5.46%

* Less than 1%

(1)	Interests shown consist solely of founder shares, classified as shares of Class B common stock, as well as placement shares after this offering. Founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.” Unless otherwise noted, the business address of each of the following entities or individuals is c/o PHP Ventures Acquisition Corp. CT 10-06, Level 10, Corporate Tower Subang Square, Jalan SS15/4G, Subang Jaya, 47500 Selangor, Malaysia.

(2)	Reflects the shares transferred to each individual named. Global Link Investment LLC, our sponsor, is the record holder of the securities reported herein. Marcus Choo Yeow Ngoh, our Chairman and Chief Executive Officer, is the manager and member and Garry Richard Stein is a member of our sponsor. By virtue of this relationship, Mr. Ngoh and Mr. Stein may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ngoh and Mr. Stein each disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is CT 10-06, Level 10, Corporate Tower Subang Square, Jalan SS15/4G, Subang Jaya, 47500 Selangor, Malaysia.

(3)	Record Owner is Legacy Royals, LLC an entity owned by Antony Gordon. Mr. Gordon would be deemed to have beneficial ownership of any shares held by Legacy Royals.

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

Global Link Investment LLC, our sponsor, is the record holder of the securities reported herein. Marcus Choo Yeow Ngoh, our Chairman and Chief Executive Officer, is the manager and member and Garry Richard Stein is a member of our sponsor. By virtue of this relationship, Mr. Ngoh and Mr. Stein may be deemed to share beneficial ownership of the securities held of record by our sponsor. Mr. Ngoh and Mr. Stein each disclaims any such beneficial ownership except to the extent of his pecuniary interest. The business address of each of these entities and individuals is 78 SW 7th Street, Suite 500, Miami, Florida 33130.

(3)	Record Owner is Legacy Royals, LLC an entity owned by Antony Gordon. Mr. Gordon would be deemed to have beneficial ownership of any shares held by Legacy Royals.

(4)	Red Ribbon Asset Management PLC received its shares as a transfer from the former controlling member of our Sponsor in connection with loan it made to fund the extensions. While the shares remain held by the Sponsor, they are beneficially owned by Red Ribbon. The business address of Red Ribbon is 16 Berkeley Street, Mayfair, London, W1J 8DZ.

(5)	Based on a Schedule 13G/A filed on April 8, 2022, by Karpus Investment Management, a New York Corporation. The address of the business office of the Reporting Persons is 183 Sully’s Trail, Pittsford, New York 14534.

(6)	Based on a Schedule 13G filed on August 19, 2021, Boothbay Fund Management, LLC. a Delaware limited liability company, Boothbay Absolute Return Strategies LP, a Delaware limited partnership, and Ari Glass, a United States citizen. The name in the table is the one who holds the largest amount in the 13G. The principal business address of each of the Reporting Person is 140 East 45th Street, 14th Floor, New York, NY 10017.

(7)	Based on a Schedule 13G/A jointly filed on January 28, 2022 and amended by 13G/A filed on January 30, 2023 by Weiss Asset Management LP, a Delaware limited partnership, BIP GP LLC, a Delaware limited liability company, WAM GP LLC, a Delaware limited liability company, and Andrew M. Weiss, Ph.D., a United States citizen. The principal business office address for each Reporting Person is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(8)	Based on a Schedule 13G/A filed on February 14, 2022, by Saba Capital Management, L.P., a Delaware limited partnership. The address of the business office of the Reporting Person is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(9)	Based on a Schedule 13G filed on September 13, 2021, by ATW SPAC Management LLC, a Delaware limited liability company. The address of the business office of the Reporting Person is 7969 NW 2nd Street, #401, Miami, Florida 33126.

(10)	Based on a Schedule 13G filed on February 3, 2022, which is amended by the 13G/A filed on, February 10, 2023 by Hudson Bay Capital Management LP, a Delaware limited partnership. The address of the business office of the Reporting Person is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(11)	Based on a Schedule 13G filed on February 10, 2022, which is amended by the 13G/A filed on, February 14, 2023, by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada. The address of the business office of the Reporting Person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(12)	Based on a Schedule 13G filed on February 14, 2022, by Mizuho Financial Group, Inc., company formed under the laws of Japan. The address of the business office of the Reporting Person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(13)	Based on a Schedule 13G filed on February 3, 2022, by Wolverine Holdings L.P. a company incorporated under the laws of Illinois. The address of the business office of the Reporting Person is 175 West Jackson Blvd., Suite 340, Chicago, IL 60604.

(14)	Based on a Schedule 13G filed on January 31, 2023, by Yakira Enhanced Offshore Fund Ltd. a company formed in the Cayman Islands. The address of the business office of the Reporting Person is 1555 Post Road East, Suite 202, Westport, CT 06880.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On May 3, 2021, the Company issued an aggregate of 1,437,500 shares of Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. Such Class B common stock includes an aggregate of up to 187,500 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own at least 20% of the Company’s issued and outstanding shares after the Offering (assuming the initial stockholders do not purchase any Public Shares in the Offering and excluding the Placement Units and underlying securities). The underwriters exercised the over-allotment option in full, so those shares are no longer subject to forfeiture. On May 26, 2021, our sponsor transferred 20,000 shares to Mr. Ngoh, 6,000 shares to Mr. Stein, 2,500 shares to Mr. Phoon, 2,500 shares to Mr. Anih and 3,000 shares to Legacy Royals, LLC an entity controlled by Mr. Gordon.

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

On May 3, 2021, the Sponsor committed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of October 31, 2021, or the completion of the IPO. Upon IPO, the Company had borrowed $95,120 under the Note. A total of $95,120 under the promissory note was repaid on September 1, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor may provide us with a loan to the Company up to $1,500,000 as may be required (“Working Capital Loans”). Such Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

If the Company anticipates that it may not be able to consummate the initial Business Combination within 12 months, the Company may, by resolution of the board if requested by the Sponsor, extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of the Amended and Restated Certificate of Incorporation and the trust agreement to be entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate the initial Business Combination to be extended, the Sponsor or its affiliates or designees, must deposit into the Trust Account $575,000 with the underwriters’ over-allotment option exercised in full ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions, providing a total possible Business Combination period of 18 months at a total payment value of $575,000 with the underwriters’ over-allotment option exercised in full ($0.10 per unit). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of a Business Combination out of the proceeds of the trust account released to it. On August 8, 2022, the Company entered into a loan and transfer agreement with the Sponsor, according to which on August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to MaloneBailey, LLP, or MaloneBailey, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by MaloneBailey in connection with regulatory filings. The aggregate fees of MaloneBailey for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 8-K for the respective periods and other required filings with the SEC totaled approximately $99,000 for the year ended December 31, 2021, and $42,500 for the year ended December 31, 2022. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2022, we did not pay MaloneBailey any audit-related fees.

Tax Fees. We have not paid MaloneBailey any fee for tax return services, planning and tax advice for the year ended December 31, 2022.

All Other Fees. We did not pay MaloneBailey for any other services for the year ended December 31, 2022.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

ITEM 16. Form 10-K Summary

Not applicable.

PHP VENTURES ACQUISITION CORP.

INDEX TO AUDITED FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm (PCAOB ID No: 206)	F-2
Audited Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021	F-6
Notes to the Audited Financial Statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

PHP Ventures Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PHP Ventures Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the period from April 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from April 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2023

PART IV - FINANCIAL INFORMATION

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETs

	December 31,	December 31,
	2022	2021
ASSETS
Cash	$24,927	$486,315
Prepaid expenses	24,670	99,250
Cash and marketable securities held in trust account	59,805,199	58,075,594
Total Current Assets	59,854,796	58,661,159

Total assets	$59,854,796	$58,661,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,236,597	$29,389
Franchise tax payable	84,762	144,160
Income tax payable	81,163	-
Working Capital Loans – related party	662,787	-
Deferred underwriter fee payable	2,012,500	2,012,500
Extension loan – related party	1,150,000	-
Amount due to redeemed public shareholders (including 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid)	41,366,996	-
Total current liabilities	46,594,805	2,186,049

Total liabilities	46,594,805	2,186,049

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,772,750 shares (excluding 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid) at redemption value of $10.40 on December 31, 2022 and 5,750,000 shares at redemption value of $10.10 per share on December 31, 2021, respectively	18,438,203	58,075,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 1,772,750 at 12/31/22, (including 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid), at redemption value of $10.10 per share on December 31, 2021 and 5,750,000 Class A shares subject to redemption on December 31, 2022 and 2021, respectively)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	—	—
Accumulated deficit	(5,178,385)	(1,600,063)
Total Stockholders’ Deficit	(5,178,212)	(1,599,890)
Total Liabilities and Stockholders’ Deficit	$59,854,796	$58,661,159

The accompanying notes are an integral part of these audited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
		April 13, 2021
	For the year ended	(Inception) Through
	December 31, 2022	December 31, 2021
Formation and operating costs	$(2,369,751)	$(274,455)
Franchise tax	(200,050)	(144,160)
Loss from operations	(2,569,801)	(418,615)

Other income:
Unrealized Loss from marketable securities held in Trust Account	-	(5,627)
Realized gain from marketable securities held in trust account	802,841	6,221
Other income, net	802,841	594

Loss before provision for income taxes:	(1,766,960)	(418,021)
Provision for income taxes	(81,163)	-
Net Loss	$(1,848,123)	$(418,021)

Weighted average shares outstanding of Class A common stock	6,013,155	3,162,250
Basic and diluted net loss per common stock	(0.25)	(0.10)
Weighted average shares outstanding of Class B common stock	1,437,500	1,202,471
Basic and diluted net loss per common stock	(0.25)	(0.10)

The accompanying notes are an integral part of these audited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

AND FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)
Additional amount deposited into trust ($0.20 per common stock subject to possible redemption)	—	—	—	—	—	(1,150,000)	(1,150,000)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(580,199)	(580,199)
Net loss	—	—	—	—	—	(1,848,123)	(1,848,123)
Balance –December 31, 2022	293,400	$29	1,437,500	$144	$—	$(5,178,385)	$(5,178,212)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common stock to Sponsor	—	—	1,437,500	144	24,856	—	25,000

Sale of IPO Units	5,750,000	575	—	—	57,499,425	—	57,500,000

Sale of Private Placement Units	293,400	29	—	—	2,933,971	—	2,934,000

Offering and Underwriting costs	—	—	—	—	(3,565,869)	—	(3,565,869)

Common shares subject to redemption	(5,750,000)	(575)			(58,074,425)		(58,075,000)
Accretion of APIC to deficit	—	—	—	—	1,182,042	(1,182,042)	—
Net loss	—	—	—	—	—	(418,021)	(418,021)
Balance – December 31, 2021	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)

The accompanying notes are an integral part of these audited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the Period from April 13, 2021 (inception) through December 31, 2021
Cash flow from operating activities:
Net loss	$(1,848,123)	$(418,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gain from marketable securities held in trust account	(802,841)	(6,221)
Unrealized Loss from marketable securities held in Trust Account	-	5,627
Changes in operating assets and liabilities:
Prepaid expenses	74,580	(99,250)
Income tax payable	81,163	-
Franchise tax payable	(59,398)	144,160
Accrued expenses	1,207,208	29,389
Net cash used in operating activities	(1,347,411)	(344,316)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay franchise taxes	223,236	-
Investment of cash in Trust Account	(1,150,000)	(58,075,000)
Net cash used in investing activities	(926,764)	(58,075,000)

Cash flow from financing activities:
Proceeds from extension	1,150,000	-
Proceeds from sponsor working capital loan	662,787	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from sale of Units, net of underwriting discount paid	-	56,350,000
Proceeds from sale of private placement units	-	2,934,000
Payment of offering costs	-	(403,369)
Proceeds from promissory note - related party	-	95,120
Repayment of promissory note - related party	-	(95,120)
Net cash provided by financing activities	1,812,787	58,905,631

Net change in cash	(461,388)	486,315
Cash at the beginning of the period	486,315	—
Cash at the end of the period	$24,927	$486,315

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$-	$2,012,500
Value of Class A common stock subject to possible redemption	$-	$58,075,000
Re-measurement of ordinary shares subject to redemption	$580,199	$-
Extension funds attributable to common stock subject to redemption	$1,150,000	$-
Amount due to redeemed shareholder	$41,366,996	$-

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Global Link Investment LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s IPO was declared effective on August 11, 2021.

On August 16, 2021, the Company consummated its IPO of 5,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $50,000,000, and incurring offering costs of $3,153,369, of which $1,750,000 was for deferred underwriting commissions (see Note 6).

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

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the IPO $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022, we have available to us $24,927 of cash on our balance sheet and a working capital of $13,259,991.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023 (the “Extension”).   On December 30, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses (a “Business Combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s Initial Public Offering that closed on August 16, 2021 (the “IPO”) from February 16, 2023 (the “Termination Date”) by up to six (6) one-month extensions to August 16, 2023 at a price of $0.0625 per share per month, commencing February 16, 2023, our current Termination Date (which we refer to as the “Extension,” and such later date, the “Extended Deadline”) (such proposal is the “Extension Amendment Proposal”). In connection with such Extension Amendment Proposal, stockholders elected to redeem 3,977,250 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 69% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, $18,438,203 will remain in the trust account and 2,066,150 shares of Class A Common Stock will remain issued and outstanding.

If the Company is unable to complete a Business Combination before August 16, 2023 (or as extended by the Company’s stockholders in accordance with our certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Liquidity and Management’s Plans

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the business combination. However, there is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Modulex Business Combination

On December 8, 2022, we entered into a Business Combination Agreement (the “Merger Agreement”) by and among (i) Modulex Modular Buildings Plc, a company registered in England and Wales with company number 07291662 (“Modulex”), (ii) Modulex Merger Sub, upon execution of a joinder agreement to become party to the Merger Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company and wholly-owned subsidiary of the Company (“Merger Sub”), and (iii) PHP Ventures Acquisition Corp., a Delaware corporation (“PHP Ventures”).

Pursuant to the Merger Agreement, PHP Ventures and Merger Sub shall consummate the Merger, pursuant to which PHP Ventures shall be merged with and into Merger Sub with Merger Sub being the surviving entity (the “Surviving Company”), following which the separate corporate existence of PHP Ventures shall cease, and Merger Sub shall change its name to Modulex Cayman Limited and continue as the surviving entity and a wholly owned subsidiary of Modulex.

As consideration for the Merger, the holders of PHP common stock (“PHP Common Stock”), as of immediately prior to the effective time of the Business Combination, shall be entitled to receive an equal number of Modulex Ordinary Shares. Modulex will assume all the outstanding warrants of PHP, and each PHP warrant (the “PHP Warrants”) will become a warrant to purchase the same number of Modulex Ordinary Shares (the “Modulex Warrants”) being assumed. Each PHP right to acquire one-tenth (1/10) of one share of PHP Common Stock (the “PHP Rights”) shall become the right to receive one-tenth (1/10) of one Modulex Ordinary Share (the “Modulex Rights”). In furtherance of the Business Combination, and in accordance with the terms of the Business Combination Agreement, PHP shall provide an opportunity for PHP stockholders to have their outstanding shares of PHP Common Stock redeemed on the terms and subject to the conditions set forth in the Business Combination Agreement and PHP’s certificate of incorporation and bylaws, each as amended from time to time.

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consist of costs incurred in connection with preparation for the Public Offering executed on August 16, 2021. These costs, together with the underwriting discounts and commissions, were charged to additional paid-in capital.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2022, the Company had $24,927 cash in operating account and $59,805,199 cash in trust account. There were no cash equivalents as of December 31, 2022.

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

The Company’s effective tax rate was -4.59% for the year ended December 31, 2022, primarily due to valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes for the year ended December 31, 2022 was $81,163.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On December 30, 2022, in connection with the Extension Amendment Proposal, stockholders elected to redeem 3,977,250 shares of the Company’s Class A common stock. On December 31, 2022, there were 1,772,750 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For The Year Ended December 31, 2022	For The Period from April 13, 2021 (Inception) Through December 31, 2021
Class A common stock
Numerator: net loss allocable to Class A common stock	(1,491,553)	(302,693)
Denominator: weighted average number of Class A common stock	6,013,155	3,162,250
Basic and diluted net income per redeemable Class A common stock	$(0.25)	$(0.10)

Class B common stock
Numerator: net loss allocable to Class B common stock	(356,570)	(115,328)
Denominator: weighted average number of Class B common stock	1,437,500	1,202,471
Basic and diluted net loss per Class B common stock	$(0.25)	$(0.10)

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Quoted Prices in Active Markets (Level 1)	Significant other Observable Inputs (Level 2)	Significant other Unobservable Inputs (Level 3)
Assets
Cash held in trust account	$59,805,199	$—	$—

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The initial stockholders have agreed not to transfer, assign or sell any of these founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) six months after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

As December 31, 2021, the Company did not borrow any amount under such loans. As December 31, 2022, the Company has borrowed $662,787 under such loans.

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

On August 8, 2022, the Company entered into a loan and transfer agreement with the Sponsor, according to which on August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023.   As of December 31, 2022, $1,150,000 were outstanding under such extension loan.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies (Continued)

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

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 1,772,750   shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Income Taxes

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2022.

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset
Sec. 195 Start-up Costs	$538,646	$57,636
Net Operating Loss - Federal	-	28,967
Unrealized gain on investment in trust account	1,182	1,182
Total deferred tax asset	539,827	87,784
Valuation allowance	(539,827)	(87,784)
Deferred tax asset, net of allowance	$-	$-

The income tax provision consists of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$81,163	$-
Deferred	452,043	87,784
State and Local
Current	-	-
Deferred	-	-
Change in valuation allowance	(452,043)	(87,784)
Income tax provision	$81,163	$-

As of December 31, 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $539,827.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.00%	21.00%
NOL Carry-forward - US	-	(6.93)%
Permanent differences	(0.01)%	-
Change in valuation allowance	(25.58)%	(14.07)%
Income tax provision	(4.59)%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the filing date, the date the audited financial statements were available to issue. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 20, 2023, $41,366,996 of cash held in trust was paid to redeemed public shareholders and $18,438,203   was reinvested in treasury liquidity funds.

On February 14, 2023, Company’s Sponsor has further deposited into the Company’s trust account $150,938, including $110,797 (representing $0.0625 per public share) to extend the period of time it has to consummate its initial business combination by one month from February 16, 2022 to March 16, 2023 and $40,141 extra funds for further one month extension. On March 13, 2023, Company’s Sponsor has further deposited into the Company’s trust account $70,656 to extend the period of time it has to consummate its initial business combination by one month from March 16, 2022 to April 16, 2023.

Item 16. Form 10-K Summary

None.

31

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

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

Name	Position	Date

/s/ Marcus Choo Yeow Ngoh	Chief Executive Officer	March 31, 2023
Marcus Choo Yeow Ngoh	(Principal Executive Officer)

/s/ Garry Richard Stein	Chief Financial Officer	March 31, 2023
Garry Richard Stein	(Principal Financial Officer)

32

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 11, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein. (2)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement, dated August 16, 2021, between the Company and Continental Stock Transfer & Trust Company. (2)
4.5	Description of Registered Securities.*
10.1	Letter Agreement, dated August 16, 2021, among the Company, its officers and directors and the Company’s sponsor, Global Link Investments LLC. (2)
10.2	Promissory Note, dated May 3, 2021, issued to the Company (1)
10.3	Investment Management Trust Agreement, dated August 16, 2021 between the Company and Continental Stock Transfer & Trust Company. (2)
10.4	Registration Rights Agreement, dated August 16, 2021, by and among the Company and certain securityholders. (2)
10.5	Administrative Support Agreement, dated August 09, 2021, by and between the Company and Arc Group Limited. (2)
10.6	Placement Unit Purchase Agreement, dated August 16, 2021, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Securities Subscription Agreement, dated May 3, 2021, by and between the Registrant and Global Link Investment LLC. (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 4, 2021.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 19, 2021.

33