Form 10-Q
period 2023-03-31
PHP Ventures Acquisition Corp.
filed 2023-06-30
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of June 30, 2023, 1,772,750 shares of redeemable Class A common stock, 293,400 shares of non-redeemable Class A common stock, $0.0001 per share par value, and 1,437,500 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively.

PHP VENTURES ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION:		3
Item 1.	Financial Statements:	3
	Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	3
	Statements of Operations for the Three Months Ended March 31, 2023 (Unaudited) and the Three Months Ended March 31, 2022 (Unaudited)	4
	Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2023 (Unaudited) and for the Three Months Ended March 31, 2022 (Unaudited)	5
	Statements of Cash Flows for the Three Months Ended March 31, 2023 (Unaudited) and for the Three Months Ended March 31, 2022 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION:		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETs

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
ASSETS
Cash	$1,327	$24,927
Prepaid expenses	-	24,670
Cash and marketable securities held in trust account	18,768,721	59,805,199
Total Current Assets	18,770,048	59,854,796

Total assets	$18,770,048	$59,854,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,644,098	$1,236,597
Franchise tax payable	134,762	84,762
Income tax payable	93,537	81,163
Working Capital Loans – related party	662,787	662,787
Deferred underwriter fee payable	2,012,500	2,012,500
Extension loan – related party	1,371,594	1,150,000
Amount due to redeemed public shareholders (including 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid)	-	41,366,996
Total current liabilities	5,919,278	46,594,805

Total liabilities	5,919,278	46,594,805

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,772,750 shares, at redemption value of $10.59 at March 31, 2023 and 1,772,750 shares (excluding 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid) at redemption value of $10.40 on December 31, 2022, respectively	18,768,721	18,438,203

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	—	—
Accumulated deficit	(5,918,124)	(5,178,385)
Total Stockholders’ Deficit	(5,917,951)	(5,178,212)
Total Liabilities and Stockholders’ Deficit	$18,770,048	$59,854,796

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Formation and operating costs	$(455,771)	$(451,725)
Franchise tax	(50,000)	(50,000)
Loss from operations	(505,771)	(471,725)

Other income and expense:
Unrealized Loss from marketable securities held in Trust Account	-	(3,826)
Realized gain from marketable securities held in trust account	108,924	-
Total other income and (expense)	108,924	(3,826)

Loss before provision for income taxes:	(396,847)	(3,826)
Provision for income taxes	(12,374)	-
Net Loss	$(409,221)	$(475,551)

Weighted average shares outstanding of Class A common stock	2,066,150	6,043,400
Basic and diluted net loss per common stock	(0.12)	(0.06)
Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500
Basic and diluted net loss per common stock	(0.12)	(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	293,400	$29	1,437,500	$144	$—	$(5,178,385)	$(5,178,212)
Additional amount deposited into trust ($0.125 per common stock subject to possible redemption)	—	—	—	—	—	(221,594)	(221,594)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(108,924)	(108,924)
Net loss	—	—	—	—	—	(409,221)	(409,221)
Balance – March 31, 2023	293,400	$29	1,437,500	$144	$—	$(5,918,124)	$(5,917,951)

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)
Net loss	—	—	—	—	—	(475,551)	(475,551)
Balance – March 31, 2022	293,400	$29	1,437,500	$144	$—	$(2,075,614)	$(2,075,441)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(409,221)	$(475,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and Unrealized Gain from securities held in Trust Account	(108,924)	3,826
Changes in operating assets and liabilities:
Prepaid expenses	24,670	3,801
Franchise tax payable	50,000	(144,160)
Income tax payable	12,374	-
Accounts payable and accrued expenses	407,501	297,582
Net cash used in operating activities	(23,600)	(314,502)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay redeemed shares	41,366,996	-
Investment of cash in Trust Account	(221,594)	-
Net cash used in investing activities	41,145,402	-

Cash flow from financing activities:
Payment to redeemed shareholders	(41,366,996)	-
Proceeds from extension loan – related party	221,594	-
Net cash provided by financing activities	(41,145,402)	-

Net change in cash	(23,600)	(314,502)
Cash at the beginning of the period	24,927	486,315
Cash at the end of the period	$1,327	$171,813

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption	108,924	-
Extension funds attributable to Class A common stock subject to possible redemption	221,594	-

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through March 31, 2023 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, we have available to us $1,327 of cash on our balance sheet and a working capital of $12,850,770.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and March 31, 2022, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $1,327 in cash and no cash equivalents as of March 31, 2023.

Cash and Marketable Securities Held in Trust Account

At March 31, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was $12,374 for the period for the three months ended March 31, 2023 and was deemed to be immaterial for the three months ended March 31, 2022.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On March 31, 2023, there were 1,772,750 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Class A common stock
Numerator: net loss allocable to Class A common stock	(241,323)	(384,171)
Denominator: weighted average number of Class A common stock	2,066,150	6,043,400
Basic and diluted net income per redeemable Class A common stock	$(0.12)	$(0.06)

Class B common stock
Numerator: net loss allocable to Class B common stock	(167,898)	(91,380)
Denominator: weighted average number of Class B common stock	1,437,500	1,437,500
Basic and diluted net loss per Class B common stock	$(0.12)	$(0.06)

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

As March 31, 2023, the Company has borrowed $662,787 under such loans.

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

On August 8, 2022, the Company entered into a loan and transfer agreement with the Sponsor, according to which on August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023. On February 14, 2023, Company’s Sponsor has further deposited into the Company’s trust account $150,938, including $110,797 (representing $0.0625 per public share) to extend the period of time it has to consummate its initial business combination by one month from February 16, 2022 to March 16, 2023 and $40,141 extra funds for further one month extension. On March 13, 2023, Company’s Sponsor has further deposited into the Company’s trust account $70,656 to extend the period of time it has to consummate its initial business combination by one month from March 16, 2022 to April 16, 2023  . As of December 31, 2022, $1,150,000 were outstanding under such extension loan. As of March 31, 2023, $1,371,594 were outstanding under such extension loan.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 1,772,750 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2023, we had a net loss of $409,221, which consisted of realized gain from marketable securities held in the Trust Account of $108,924 offset by operating costs of $455,771, franchise tax of $50,000 and income tax provision of $12,374.

For the three months ended March 31, 2022, we had a net loss of $475,551, which consisted of unrealized loss from marketable securities held in the Trust Account of $3,826 offset by operating costs of $421,725 and franchise tax of $50,000.

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

As of March 31, 2023, we had available to us $1,327 of cash on our balance sheet and a working capital of $12,850,770. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As March 31, 2023, the Company has borrowed $662,787 under such loans.

On August 15, 2022, the Company’s Sponsor deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”), which extension was the first of two three-month extensions permitted under the Company’s governing documents at the time. On November 7, 2022, the Company announced that it had caused to be deposited $575,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to once again extend the period of time it had to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023, which extension was the second of two three-month extensions permitted under the Company’s governing documents at the time. On December 30, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which the Company must consummate its initial business combination from February 16, 2023 by up to six (6) one-month extensions to August 16, 2023 at a price of $0.0625 per share per month. On April 17, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 16, 2023 to May 16, 2023. The Extension is the third of six one-month extensions permitted under the Company’s governing documents.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated August 11, 2021 filed with the SEC or our Annual Report on Form 10-K for the year ended December 31, 2022, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

PHP VENTURES ACQUISITION CORP.

Date: June 30, 2023	By:	/s/
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: June 30, 2023	By:	/s/
Garry Richard Stein
Chief Financial Officer

