Form 10-Q
period 2023-06-30
PHP Ventures Acquisition Corp.
filed 2023-08-21
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, 866,139 shares of redeemable Class A common stock, 293,400 shares of non-redeemable Class A common stock, $0.0001 per share par value, and 1,437,500 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively.

PHP VENTURES ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Cash	$366	$24,927
Other receivable	56	-
Prepaid expenses	-	24,670
Cash and marketable securities held in trust account	19,100,921	59,805,199
Total Current Assets	19,101,343	59,854,796

Total assets	$19,101,343	$59,854,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,610,348	$1,236,597
Franchise tax payable	100,000	84,762
Income tax payable	24,348	81,163
Working Capital Loans – related party	751,929	662,787
Deferred underwriter fee payable	2,012,500	2,012,500
Extension loan – related party	1,704,015	1,150,000
Amount due to redeemed public shareholders (including 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid)	-	41,366,996
Total current liabilities	6,203,140	46,594,805

Total liabilities	6,203,140	46,594,805

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,772,750 shares, at redemption value of $10.77 at June 30, 2023 and 1,772,750 shares (excluding 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid) at redemption value of $10.40 on December 31, 2022, respectively	19,100,921	18,438,203

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	—	—
Accumulated deficit	(6,202,891)	(5,178,385)
Total Stockholders’ Deficit	(6,202,718)	(5,178,212)
Total Liabilities and Stockholders’ Deficit	$19,101,343	$59,854,796

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Formation and operating costs	$(60,296)	$(586,494)	$(516,068)	$(1,008,219)
Franchise tax	(50,000)	(50,000)	(100,000)	(100,000)
Loss from operations	(110,296)	(636,494)	(616,068)	(1,108,219)

Other income and expense:
Realized and Unrealized Gain from marketable securities held in Trust Account	216,540	31,178	325,465	27,352
Total other income and (expense)	216,540	31,178	325,465	27,352

Loss before provision for income taxes:	106,244	(605,316)	(290,603)	(1,080,867)
Provision for income taxes	(58,811)	-	(71,185)	-
Net Loss	$47,433	$(605,316)	$(361,788)	$(1,080,867)

Weighted average shares outstanding of Class A common stock	2,066,150	6,043,400	2,066,150	6,043,400
Basic and diluted net loss per common stock	0.01	(0.08)	(0.10)	(0.14)
Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500	1,437,500	1,437,500
Basic and diluted net loss per common stock	0.01	(0.09)	(0.10)	(0.15)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	293,400	$29	1,437,500	$144	$—	$(5,178,385)	$(5,178,212)
Additional amount deposited into trust ($0.125 per common stock subject to possible redemption)	—	—	—	—	—	(221,594)	(221,594)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(108,924)	(108,924)
Net loss	—	—	—	—	—	(409,221)	(409,221)
Balance – March 31, 2023	293,400	$29	1,437,500	$144	$—	$(5,918,124)	$(5,917,951)
Additional amount deposited into trust ($0.188 per common stock subject to possible redemption)	—	—	—	—	—	(332,422)	(332,422)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	222	222
Net loss	—	—	—	—	—	47,433	47,433
Balance – June 30, 2023	293,400	$29	1,437,500	$144	$—	$(6,202,891)	$(6,202,718)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Cash flow from operating activities:
Net loss	$(361,788)	$(1,080,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and Unrealized Gain from securities held in Trust Account	(325,465)	(27,352)
Changes in operating assets and liabilities:
Prepaid expenses	24,670	54,000
Other receivable	(56)	-
Franchise tax payable	15,238	(144,160)
Income tax payable	(56,815)	-
Accounts payable and accrued expenses	373,751	601,890
Net cash used in operating activities	(330,465)	(596,489)

Cash flows from investing activities:
Cash withdrawn from Trust Account	41,583,758	-
Investment of cash in Trust Account	(554,015)	-
Net cash used in investing activities	41,029,743	-

Cash flow from financing activities:
Payments due to redeemed shareholders	(41,366,996)	-
Proceeds from working capital loans – related party	89,142	159,705
Proceeds from extension loan – related party	554,015	-
Net cash provided by financing activities	(40,723,839)	159,705

Net change in cash	(24,561)	(436,784)
Cash at the beginning of the period	24,927	486,315
Cash at the end of the period	$366	$49,531

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption	108,702	-
Extension funds attributable to Class A common stock subject to possible redemption	554,015	-

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through June 30, 2023 relates to organizational activities and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2023, we have available to us $366 of cash on our balance sheet and a working capital of $12,898,203.

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

On August 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) and shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond August 16, 2023 the date by which either the Company must have completed its initial business combination or Continental must liquidate the Trust Account established in connection with the IPO (the “Trust Account”). The Company has the right to extend beyond August 16, 2023 by up to twelve (12), one-month extensions through August 16, 2024 (each of the twelve (12), one-month extensions, an “Extension”, and each such extended date a “Deadline Date”), which is the date by which the Company must have completed its initial business combination or liquidate the Trust Account. In connection with each Extension, the Company’s sponsor (or its affiliates or permitted designees), will deposit into the Trust Account the lesser of (x) 40,000 or (y) $0.04 per share for each public share outstanding as of the applicable Deadline Date, and the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with (the “Extension Amendment Proposal”). In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 906,611 shares of Class A common stock exercised the right to redeem such shares for cash.

If the Company is unable to complete a Business Combination before August 16, 2024 (or as extended by the Company’s stockholders in accordance with our certificate of incorporation), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and June 30, 2022, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $366 in cash and no cash equivalents as of June 30, 2023.

Cash and Marketable Securities Held in Trust Account

At June 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was $71,185 for the six months ended June 30, 2023 and was deemed to be immaterial for the six months ended June 30, 2022.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On June 30, 2023, there were 1,772,750 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock shares, by the weighted average number of Class A and Class B non-redeemable common stock shares outstanding for the period. Non-redeemable Class A and Class B common stock shares include the Founder Shares and non-redeemable common stock shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income per common share:

	For The Three months Ended June 30, 2023	For The Three months Ended June 30, 2022	For The Six months Ended June 30, 2023	For The Six months Ended June 30, 2022
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	27,972	(483,010)	(213,351)	(867,916)
Denominator: weighted average number of Class A common stock	2,066,150	6,043,400	2,066,150	6,043,400
Basic and diluted net income (loss) per redeemable Class A common stock	$0.01	$(0.08)	$(0.10)	$(0.14)

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	19,461	(122,306)	(148,437)	(212,951)
Denominator: weighted average number of Class B common stock	$1,437,500	$1,437,500	$1,437,500	$1,437,500
Basic and diluted net income (loss) per Class B common stock	0.01	(0.09)	(0.10)	$(0.15)

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

As June 30, 2023, the Company has borrowed $751,929 under such loans. As December 31, 2022, the Company has borrowed $662,787 under such loans.

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

On August 8, 2022, the Company entered into a loan and transfer agreement with the Sponsor, according to which on August 15, 2022, the Company’s Sponsor has deposited into the Company’s trust account $575,000 representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”). On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023. On February 14, 2023, Company’s Sponsor has further deposited into the Company’s trust account $150,938, including $110,797 (representing $0.0625 per public share) to extend the period of time it has to consummate its initial business combination by one month from February 16, 2022 to March 16, 2023 and $40,141 extra funds for further one month extension. On March 13, 2023, Company’s Sponsor has further deposited into the Company’s trust account $70,656 to extend the period of time it has to consummate its initial business combination by one month from March 16, 2022 to April 16, 2023. On April 17, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 16, 2023 to May 16, 2023. On May 16, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 16, 2023 to June 16, 2023. The Extension is the fourth of six one-month extensions permitted under the Company’s governing documents. On June 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 16, 2023 to July 16, 2023. The Extension is the fifth of six one-month extensions permitted under the Company’s governing documents. On July 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 16, 2023 to August 16, 2023. As of December 31, 2022, $1,150,000 were outstanding under such extension loan. As of June 30, 2023, $1,704,015 were outstanding under such extension loan. Following the Special Meeting on August 15, 2023, the Company caused to be deposited $110,796.88 into the Company’s trust account for its public stockholders on August 16, 2023, allowing the Company to extend the date by which the Company may consummate an initial business combination by one month from August 16, 2023 to September 16, 2023.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2023, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 1,772,750 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2023, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Note 8 – Subsequent Events

On August 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) and shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond August 16, 2023 the date by which either the Company must have completed its initial business combination or Continental must liquidate the Trust Account established in connection with the IPO (the “Trust Account”). The Company has the right to extend beyond August 16, 2023 by up to twelve (12), one-month extensions through August 16, 2024 (each of the twelve (12), one-month extensions, an “Extension”, and each such extended date a “Deadline Date”), which is the date by which the Company must have completed its initial business combination or liquidate the Trust Account. In connection with each Extension, the Company’s sponsor (or its affiliates or permitted designees), will deposit into the Trust Account the lesser of (x) 40,000 or (y) $0.04 per share for each public share outstanding as of the applicable Deadline Date, and the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with (the “Extension Amendment Proposal”). In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 906,611 shares of Class A common stock exercised the right to redeem such shares for cash.

Following the Special Meeting on August 15, 2023, the Company caused to be deposited $110,796.88 into the Company’s trust account for its public stockholders on August 16, 2023, allowing the Company to extend the date by which the Company may consummate an initial business combination by one month from August 16, 2023 to September 16, 2023.

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

Recent Developments

Extension Proxy

On July 31, 2023, we filed a definitive proxy statement on Schedule 14A (the “Extension Proxy”) with respect to a special meeting of stockholders to be held on August 15, 2023 to seek approval from stockholders to amend our Amended and Restated Certificate of Incorporation (the “Charter”) and our investment management trust agreement, dated as of August 16, 2021 (the “Trust Agreement”), by and between us and Continental Stock Transfer & Trust Company, in each case, to extend the date by which we have to consummate an initial business combination up to twelve (12) times for an additional one (1) month each time from August 16, 2023 to up to August 16, 2024 (the “Extension,” and such later date, the “Extended Date”), or such earlier date as shall be determined by our board of directors and publicly announced by us, as more fully described in the Extension Proxy. We currently believe that there will not be sufficient time to complete an initial business combination by August 16, 2023. Accordingly, we believe that the extension of such date is necessary in order to be able to consummate an initial business combination. The amendments to our Charter and the Trust Agreement are subject to approval by our stockholders, as described in the Extension Proxy, and there is no guarantee that the stockholders will approve such amendments.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the six months ended June 30, 2023, we had a net loss of $361,788, which consisted of realized and unrealized gain from marketable securities held in the Trust Account of $325,465 offset by operating costs of $516,068, franchise tax of $100,000 and income tax provision of $71,185.

For the six months ended June 30, 2022, we had a net loss of $1,080,867, which consisted of realized and unrealized from marketable securities held in the Trust Account of $27,352 offset by operating costs of $1,008,219 and franchise tax of $100,000.

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

As of June 30, 2023, we had available to us $366 of cash on our balance sheet and a working capital of $12,898,203. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As June 30, 2023, the Company has borrowed $751,929 under such loans.

On August 15, 2022, the Company’s Sponsor deposited into the Company’s trust account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial business combination by three months from August 16, 2022 to November 16, 2022 (the “Extension”), which extension was the first of two three-month extensions permitted under the Company’s governing documents at the time. On November 7, 2022, the Company announced that it had caused to be deposited $575,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to once again extend the period of time it had to consummate its initial business combination by three months from November 16, 2022 to February 16, 2023, which extension was the second of two three-month extensions permitted under the Company’s governing documents at the time. On December 30, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which the Company must consummate its initial business combination from February 16, 2023 by up to six (6) one-month extensions to August 16, 2023 at a price of $0.0625 per share per month. On April 17, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from April 16, 2023 to May 16, 2023. On May 16, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from May 16, 2023 to June 16, 2023. The Extension is the fourth of six one-month extensions permitted under the Company’s governing documents. On June 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from June 16, 2023 to July 16, 2023. The Extension is the fifth of six one-month extensions permitted under the Company’s governing documents. On July 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial business combination by one month from July 16, 2023 to August 16, 2023. The Extension is the sixth of six one-month extensions permitted under the Company’s governing documents.

On August 15, 2023, the Company held a special meeting of its stockholders (the “Special Meeting”) and shareholders approved the proposal (the “Trust Amendment Proposal”) to authorize the Company to enter into Amendment No. 2 to the Trust Agreement (the “Trust Agreement Amendment”) to amend the Trust Agreement to allow the Company to extend beyond August 16, 2023 the date by which either the Company must have completed its initial business combination or Continental must liquidate the Trust Account established in connection with the IPO (the “Trust Account”). The Company has the right to extend beyond August 16, 2023 by up to twelve (12), one-month extensions through August 16, 2024 (each of the twelve (12), one-month extensions, an “Extension”, and each such extended date a “Deadline Date”), which is the date by which the Company must have completed its initial business combination or liquidate the Trust Account. In connection with each Extension, the Company’s sponsor (or its affiliates or permitted designees), will deposit into the Trust Account the lesser of (x) 40,000 or (y) $0.04 per share for each public share outstanding as of the applicable Deadline Date, and the procedures relating to any such extension, as set forth in the Trust Agreement, shall have been complied with (the “Extension Amendment Proposal”). In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Special Meeting, holders of 906,611 shares of Class A common stock exercised the right to redeem such shares for cash.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated August 11, 2021 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2022, and our Extension Proxy, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

PHP VENTURES ACQUISITION CORP.

Date: August 21, 2023	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: August 21, 2023	By:	/s/ Garry Richard Stein
Garry Richard Stein
Chief Financial Officer

