Form 10-Q/A
period 2023-03-31
PHP Ventures Acquisition Corp.
filed 2023-08-30
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 30, 2023, 860,368 shares of redeemable Class A common stock, 299,171 shares of non-redeemable Class A common stock, $0.0001 per share par value, and 1,437,500 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively.

EXPLANATORY NOTE

PHP VENTURES ACQUISITION CORP. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on this Form 10-Q/A for the three months ended March 31, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2023 (the “Original Form 10-Q”), to amend and restate the Company’s March 31, 2023 Quarterly Report on Form 10-Q, as further described below.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this Amendment No. 1 on Form 10-Q/A to reflect a restatement of the Company’s financial statements as of March 31, 2023, to add the conformed signatures and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2. No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 as required by Rule 12b-15.

PHP VENTURES ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:		3
Item 1.	Financial Statements:	3
	Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	3
	Statements of Operations for the Three Months Ended March 31, 2023 (Unaudited) and the Three Months Ended March 31, 2022 (Unaudited)	4
	Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2023 (Unaudited) and for the Three Months Ended March 31, 2022 (Unaudited)	5
	Statements of Cash Flows for the Three Months Ended March 31, 2023 (Unaudited) and for the Three Months Ended March 31, 2022 (Unaudited)	6
	Notes to Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION:		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETs

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Unaudited)
ASSETS
Cash	$1,327	$24,927
Prepaid expenses	-	24,670
Cash and marketable securities held in trust account	18,768,721	59,805,199
Total Current Assets	18,770,048	59,854,796

Total assets	$18,770,048	$59,854,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,644,098	$1,236,597
Franchise tax payable	134,762	84,762
Income tax payable	93,537	81,163
Working Capital Loans - related party	662,787	662,787
Deferred underwriter fee payable	2,012,500	2,012,500
Extension loan - related party	1,371,594	1,150,000
Amount due to redeemed public shareholders (including 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid)	-	41,366,996
Total current liabilities	5,919,278	46,594,805

Total liabilities	5,919,278	46,594,805

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 1,772,750 shares, at redemption value of $10.59 at March 31, 2023 and 1,772,750 shares (excluding 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid) at redemption value of $10.40 on December 31, 2022, respectively	18,768,721	18,438,203

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 5,750,000 Class A shares subject to redemption)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	-	-
Accumulated deficit	(5,918,124)	(5,178,385)
Total Stockholders’ Deficit	(5,917,951)	(5,178,212)
Total Liabilities and Stockholders’ Deficit	$18,770,048	$59,854,796

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the three	For the three
	months ended	months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Formation and operating costs	$(455,771)	$(451,725)
Franchise tax	(50,000)	(50,000)
Loss from operations	(505,771)	(471,725)

Other income and expense:
Unrealized Loss from marketable securities held in Trust Account	-	(3,826)
Realized gain from marketable securities held in trust account	108,924	-
Total other income and (expense)	108,924	(3,826)

Loss before provision for income taxes:	(396,847)	(3,826)
Provision for income taxes	(12,374)	-
Net Loss	$(409,221)	$(475,551)

Weighted average shares outstanding of Class A common stock	2,066,150	6,043,400
Basic and diluted net loss per common stock	(0.12)	(0.06)
Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500
Basic and diluted net loss per common stock	(0.12)	(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	293,400	$29	1,437,500	$144	$-	$(5,178,385)	$(5,178,212)
Additional amount deposited into trust ($0.125 per common stock subject to possible redemption)	-	-	-	-	-	(221,594)	(221,594)
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	-	(108,924)	(108,924)
Net loss	-	-	-	-	-	(409,221)	(409,221)
Balance - March 31, 2023	293,400	$29	1,437,500	$144	$-	$(5,918,124)	$(5,917,951)

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	293,400	$29	1,437,500	$144	$-	$(1,600,063)	$(1,599,890)
Net loss	-	-	-	-	-	(475,551)	(475,551)
Balance - March 31, 2022	293,400	$29	1,437,500	$144	$-	$(2,075,614)	$(2,075,441)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
Cash flow from operating activities:
Net loss	$(409,221)	$(475,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and Unrealized Gain from securities held in Trust Account	(108,924)	3,826
Changes in operating assets and liabilities:
Prepaid expenses	24,670	3,801
Franchise tax payable	50,000	(144,160)
Income tax payable	12,374	-
Accounts payable and accrued expenses	407,501	297,582
Net cash used in operating activities	(23,600)	(314,502)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay redeemed shares	41,366,996	-
Investment of cash in Trust Account	(221,594)	-
Net cash used in investing activities	41,145,402	-

Cash flow from financing activities:
Payment to redeemed shareholders	(41,366,996)	-
Proceeds from extension loan - related party	221,594	-
Net cash provided by financing activities	(41,145,402)	-

Net change in cash	(23,600)	(314,502)
Cash at the beginning of the period	24,927	486,315
Cash at the end of the period	$1,327	$171,813

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption	108,924	-
Extension funds attributable to Class A common stock subject to possible redemption	221,594	-

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations, Going Concern and Basis of Presentation

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations (Continued)

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

Note 2 - Summary of Significant Accounting Policies

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Recently Issued Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted as of inception of the Company. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Public Offering

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

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions (Continued)

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

Promissory Note - Related Party

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

Extension Loan - Related Party

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

Note 6 - Commitments and Contingencies

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2023, there were no preferred shares issued or outstanding.

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2023, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 1,772,750 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2023, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.

Warrants - Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Proposed Offering. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon the exercise of the Warrants is not effective within 60 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity (Continued)

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

Rights - Each holder of a right will receive one-tenth (1/10) of one Class A common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the Proposed Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A common stock will receive in the transaction on an as-converted into Class A common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

PHP VENTURES ACQUISITION CORP.

Date: August 30, 2023	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: August 30, 2023	By:	/s/ Garry Richard Stein
Garry Richard Stein
Chief Financial Officer

