Form 10-Q
period 2023-09-30
PHP Ventures Acquisition Corp.
filed 2023-11-20
CIK 1863460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, one-half of one redeemable warrant, and one right to acquire one-tenth of one share of Class A common stock	PPHPU	The Nasdaq Stock Market LLC
Class A Common Stock, $0.0001 par value per share	PPHP	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one share of Class A common stock	PPHPR	The Nasdaq Stock Market LLC
Redeemable warrants	PPHPW	The Nasdaq Stock Market LLC

As of November 17,  2023,  866,139 shares of redeemable Class A common stock, 293,400 shares of non-redeemable Class A common stock, $0.0001 per share par value, and 1,437,500 shares of Class B common stock, $0.0001 par value, were issued and outstanding, respectively.

PHP VENTURES ACQUISITION CORP.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PHP VENTURES ACQUISITION CORP.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2023	2022
ASSETS
Cash	$71,466	$24,927
Prepaid expenses	61,668	24,670
Prepaid taxes	13,600	-
Cash and marketable securities held in trust account	9,582,712	59,805,199
Total Current Assets	9,729,446	59,854,796

Total assets	$9,729,446	$59,854,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,218,192	$1,236,597
Franchise tax payable	-	84,762
Income tax payable	72,205	81,163
Working Capital Loans – related party	1,190,621	662,787
Deferred underwriter fee payable	2,012,500	2,012,500
Extension loan – related party	1,929,458	1,150,000
Amount due to redeemed public shareholders (including 3,977,250 shares for redemptions claimed as of 12/31/22 but not yet paid)	-	41,366,996
Total current liabilities	7,422,976	46,594,805

Total liabilities	7,422,976	46,594,805

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption; 866,139 shares, at redemption value of $11.06 at September 30, 2023 and 1,772,750 shares (excluding 3,977,250 shares for redemptions claimed as of December 31, 2022 but not yet paid) at redemption value of $10.40 on December 31, 2022, respectively	9,582,712	18,438,203

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common shares, $0.0001 par value; 100,000,000 shares authorized; 293,400 issued and outstanding (excluding 866,139 Class A shares subject to redemption on September 30, 2023 and 5,750,000 Class A shares subject to redemption on December 31, 2022, respectively)	29	29
Class B common shares, par value $0.0001; 10,000,000 shares authorized; 1,437,500 issued and outstanding	144	144
Additional paid-in capital	—	—
Accumulated deficit	(7,276,415)	(5,178,385)
Total Stockholders’ Deficit	(7,276,242)	(5,178,212)
Total Liabilities and Stockholders’ Deficit	$9,729,446	$59,854,796

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Formation and operating costs	$(913,824)	$(564,853)	$(1,429,892)	$(1,573,072)
Franchise tax	(50,000)	(50,000)	(150,000)	(150,000)
Loss from operations	(963,824)	(614,853)	(1,579,892)	(1,723,072)

Other income and expense:
Realized and Unrealized Gain from marketable securities held in Trust Account	277,892	195,290	603,357	222,642
Total other income and (expense)	277,892	195,290	603,357	222,642

Loss before provision for income taxes:	(685,932)	(419,563)	(976,535)	(1,500,430)
Provision for income taxes	(47,857)	-	(119,042)	-
Net Loss	$(733,789)	$(419,563)	$(1,095,577)	$(1,500,430)

Weighted average shares outstanding of Class A common stock	1,602,990	6,043,400	1,901,067	6,043,400
Basic and diluted net loss per common stock	(0.24)	(0.06)	(0.33)	(0.20)
Weighted average shares outstanding of Class B common stock	1,437,500	1,437,500	1,437,500	1,437,500
Basic and diluted net loss per common stock	(0.24)	(0.06)	(0.33)	(0.20)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	293,400	$29	1,437,500	$144	$—	$(5,178,385)	$(5,178,212)
Additional amount deposited into trust ($0.125 per common stock subject to possible redemption)	—	—	—	—	—	(221,594)	(221,594)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(108,924)	(108,924)
Net Income (loss)	—	—	—	—	—	(409,221)	(409,221)
Balance – March 31, 2023	293,400	$29	1,437,500	$144	$—	$(5,918,124)	$(5,917,951)
Additional amount deposited into trust ($0.188 per common stock subject to possible redemption)	—	—	—	—	—	(332,422)	(332,422)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	222	222
Net Income (loss)	—	—	—	—	—	47,433	47,433
Balance – June 30, 2023	293,400	$29	1,437,500	$144	$—	$(6,202,891)	$(6,202,718)
Additional amount deposited into trust ($0.109 per common stock subject to possible redemption)	—	—	—	—	—	(225,442)	(225,442)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(114,293)	(114,293)
Net Income (loss)	—	—	—	—	—	(733,789)	(733,789)
Balance – September 30, 2023	293,400	$29	1,437,500	$144	$—	$(7,276,415)	$(7,276,242)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	293,400	$29	1,437,500	$144	$—	$(1,600,063)	$(1,599,890)
Net loss	—	—	—	—	—	(475,551)	(475,551)
Balance – March 31, 2022	293,400	$29	1,437,500	$144	$—	$(2,075,614)	$(2,075,441)
Net loss	—	—	—	—	—	(605,316)	(605,316)
Balance – June 30, 2022	293,400	$29	1,437,500	$144	$—	$(2,680,930)	$(2,680,757)
Additional amount deposited into trust ($0.10 per common stock subject to possible redemption)						(575,000)	(575,000)
Net loss	—	—	—	—	—	(419,563)	(419,563)
Balance – September 30, 2022	293,400	$29	1,437,500	$144	$—	$(3,675,493)	$(3,675,320)

The accompanying notes are an integral part of these unaudited financial statements

PHP VENTURES ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Cash flow from operating activities:
Net loss	$(1,095,577)	$(1,500,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized and Unrealized Gain from securities held in Trust Account	(603,357)	(222,642)
Changes in operating assets and liabilities:
Prepaid expenses	(36,998)	(20,668)
Franchise tax payable	(98,362)	(144,160)
Income tax payable	(8,958)	-
Accounts payable and accrued expenses	981,595	869,455
Net cash used in operating activities	(861,657)	(1,018,445)

Cash flows from investing activities:
Cash withdrawn from Trust Account to pay taxes	380,362	-
Cash withdrawn from Trust Account to pay redemptions	41,366,996	-
Investment of cash in Trust Account	(779,458)	(575,000)
Net cash used in investing activities	40,967,900	(575,000)

Cash flow from financing activities:
Payments due to redeemed shareholders	(41,366,996)	-
Proceeds from working capital loans – related party	527,834	532,787
Proceeds from extension loan – related party	779,458	575,000
Net cash provided by financing activities	(40,059,704)	1,107,787

Net change in cash	46,539	(485,658)
Cash at the beginning of the period	24,927	486,315
Cash at the end of the period	$71,466	$657

Supplemental disclosure of non-cash financing activities:
Re-measurement of ordinary shares subject to redemption	222,995	-
Extension funds attributable to Class A common stock subject to possible redemption	779,458	575,000

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 13, 2021 (inception) through September 30, 2023 relates to organizational activities and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering $925,077 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023, we have available to us $71,466 of cash on our balance sheet and a working capital of $2,306,470 .

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

On August 15, 2022, the Company’s Sponsor has deposited into the Company’s Trust Account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial Business Combination by three months from August 16, 2022 to November 16, 2022. On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s Trust Account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial Business Combination by three months from November 16, 2022 to February 16, 2023. On December 30, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which the Company must (i) consummate a Business Combination , (ii) cease its operations if it fails to complete such Business Combination, and (iii) redeem or repurchase 100% of the Company’s Class A common stock included as part of the units sold in the Company’s Initial Public Offering that closed on August 16, 2021 (the “IPO”) from February 16, 2023 (the “Termination Date”) by up to six (6) one-month extensions to August 16, 2023 at a price of $0.0625 per share per month, commencing February 16, 2023, our Termination Date (such proposal is the “Extension Amendment Proposal”). In connection with such Extension Amendment Proposal, stockholders elected to redeem 3,977,250 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common Stock”), which represents approximately 69% of the shares that were part of the units that were sold in the Company’s IPO. Following such redemptions, $18,438,203 will remain in the Trust Account and 2,066,150 shares of Class A Common Stock will remain issued and outstanding.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the three and nine Months ended September 30, 2023 and September 30, 2022, respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $71,466 in cash and no cash equivalents as of September 30, 2023.

Cash and Marketable Securities Held in Trust Account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities Money Market Funds.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was $119,042 for the nine Months ended September 30, 2023 and was deemed to be immaterial for the nine Months ended September 30, 2022.

Class A Common Stock Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. On September 30, 2023, there were 866,139 shares of Class A Common Stock sold as part of the Units in the Public Offering issued and subject to possible redemption.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2023, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table reflects the calculation of basic and diluted net income per common share:

	For The Three months Ended September 30, 2023	For The Three months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
Class A common stock
Numerator: net income (loss) allocable to Class A common stock	(386,864)	(338,941)	(625,118)	(1,212,113)
Denominator: weighted average number of Class A common stock	1,602,990	6,043,400	1,901,067	6,043,400
Basic and diluted net income (loss) per redeemable Class A common stock	$(0.24)	$(0.06)	$(0.33)	$(0.20)

Class B common stock
Numerator: net income (loss) allocable to Class B common stock	(346,925)	(80,622)	(470,459)	(288,317)
Denominator: weighted average number of Class B common stock	1,437,500	1,437,500	1,437,500	1,437,500
Basic and diluted net income (loss) per Class B common stock	$(0.24)	$(0.06)	$(0.33)	$(0.20)

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

The initial stockholders have agreed not to transfer, assign or sell any of these founder shares (or shares of common stock issuable upon conversion thereof) until the earlier to occur of: (A) nine Months after the completion of our initial Business Combination and (B) subsequent to our initial Business Combination, (x) if the reported last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

As September 30, 2023, the Company has borrowed $1,190,621 under such loans. As December 31, 2022, the Company has borrowed $662,787 under such loans.

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

On August 8, 2022, the Company entered into a loan and transfer agreement with the Sponsor, according to which on August 15, 2022, the Company’s Sponsor has deposited into the Company’s Trust Account $575,000 representing $0.10 per public share) to extend the period of time it has to consummate its initial Business Combination by three months from August 16, 2022 to November 16, 2022. On November 16, 2022, the Company’s Sponsor has further deposited into the Company’s Trust Account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial Business Combination by three months from November 16, 2022 to February 16, 2023. On February 14, 2023, Company’s Sponsor has further deposited into the Company’s Trust Account $150,938, including $110,797 (representing $0.0625 per public share) to extend the period of time it has to consummate its initial Business Combination by one month from February 16, 2022 to March 16, 2023 and $40,141 extra funds for further one month extension. On March 13, 2023, Company’s Sponsor has further deposited into the Company’s Trust Account $70,656 to extend the period of time it has to consummate its initial Business Combination by one month from March 16, 2022 to April 16, 2023. On April 17, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 16, 2023 to May 16, 2023. On May 16, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from May 16, 2023 to June 16, 2023. The extension is the fourth of six one-month extensions permitted under the Company’s governing documents. On June 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 16, 2023 to July 16, 2023. The extension is the fifth of six one-month extensions permitted under the Company’s governing documents. On July 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 16, 2023 to August 16, 2023. On August 15   , 2023, the Company caused to be deposited $80,000 into the Company’s Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial Business Combination by two months from August 16, 2023 to October 16, 2023. On September 11 , 2023, the Company caused to be deposited $34,645.56 into the Company’s Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 16, 2023 to November 16, 2023. On November 14, 2023, the Company caused to be deposited $34,645.56 into the Company’s Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 16, 2023 to December 16, 2023.

As of December 31, 2022, $1,150,000 were outstanding under such extension loan. As of September 30, 2023, $1,929,458 were outstanding under such extension loan.

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

PHP VENTURES ACQUISITION CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2023, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 866,139 shares of Class A Common Stock subject to possible redemption. At December 31, 2022, there were 293,400 shares of Class A Common Stock issued and outstanding, excluding 1,772,750 shares of Class A Common Stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 1,437,500 shares of Class B common stock issued and outstanding. Class B common stock will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis.

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

Nasdaq Listing Rules

As previously disclosed, on April 17, 2023, the Company received written notice (the “MVLS Notice”) from the Nasdaq stating that the Company’s market value of listed securities (“MVLS”) for the last 30 consecutive business days (from March 6, 2023 to April 14, 2023), was below the required minimum of $35 million for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with the MVLS Notice, the Company had one hundred eighty (180) calendar days (or until October 16, 2023) to regain compliance. The MVLS Notice stated that Nasdaq will close the matter and provide written confirmation that the Company has achieved compliance with the MVLS Rule if at any time before October 16, 2023, the Company’s MVLS closes at $35 million or more for a minimum of ten (10) consecutive business days. The Company’s business operations were not affected by the receipt of the MVLS Notice and the Company fully intended to regain compliance with the MVLS Rule. The Company monitored its Nasdaq listing and evaluated its available options to regain compliance with the MVLS Rule.

On August 24, 2023, the Company received an additional written notice (the “Public Holder Notice”) from Nasdaq indicating that the Company was not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on Nasdaq. The Public Holder Notice states that the Company had forty-five (45) calendar days (or until October 9, 2023), to regain compliance or otherwise submit a plan to regain compliance with the Minimum Public Holders Rule. The Company’s business operations were not affected by the receipt of the Public Holder Notice and the Company fully intended to regain compliance with the Minimum Public Holder Rule. The Company monitored its Nasdaq listing and evaluated its available options to regain compliance with the Minimum Public Holder Rule.

On October 9, 2023, the Company submitted its plan to regain compliance with Nasdaq by closing the Business Combination. Pursuant to the Business Combination Agreement dated as of December 8, 2022 (“Business Combination Agreement”) by and among PHP, Modulex Modular Buildings Plc, a company incorporated in England and Wales (“Modulex”) and Modulex Merger Sub, an exempted company formed in the Cayman Islands and wholly-owned subsidiary of Modulex (“Merger Sub”), PHP will merge with and into Merger Sub, with Merger Sub surviving the merger, structured as a target-on-top merger (the “Business Combination”). As a result of the Business Combination, and upon consummation of the Business Combination and the other transactions contemplated by the Business Combination Agreement (the “Transactions”), PHP will become a wholly-owned subsidiary of Modulex, with the securityholders of PHP becoming securityholders of Modulex on a post-Transactions basis (the “Combined Company”), and Merger Sub will change its name to “Modulex Cayman Limited”.

On October 19, 2023, the Company received written notice (the “Delisting Letter”) from Nasdaq that the Company has not regained compliance with the MVLS Rule or the Minimum Public Holders Rule. Accordingly, unless the Company requests an appeal of the determination in the Delisting Letter, the Company’s securities will be delisted from The Nasdaq Capital Market, trading of the Company’s common stock will be suspended at the opening of business on October 30, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission to remove the Company’s securities from listing and registration on Nasdaq.

The Company fully intends to appeal such determination and requested a hearing to Nasdaq’s hearings panel on October 26, 2023, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series to stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. Such hearing is currently scheduled to be held on January 18, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the nine Months ended September 30, 2023, we had a net loss of $1,095,577, which consisted of realized and unrealized gain from marketable securities held in the Trust Account of $603,357 offset by operating costs of $1,429,892, franchise tax of $150,000 and income tax provision of $119,042.

For the nine Months ended September 30, 2022, we had a net loss of $1,500,430, which consisted of realized and unrealized from marketable securities held in the Trust Account of $222,642 offset by operating costs of $1,573,072 and franchise tax of $150,000.

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

As of September 30, 2023, we had available to us $71,466 of cash on our balance sheet and a working capital of $2,306,471 . We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As September 30, 2023, the Company has borrowed $1,190,621 under such loans.

On August 15, 2022, the Company’s Sponsor deposited into the Company’s Trust Account $575,000 (representing $0.10 per public share) to extend the period of time it has to consummate its initial Business Combination by three months from August 16, 2022 to November 16, 2022 , which extension was the first of two three-month extensions permitted under the Company’s governing documents at the time. On November 7, 2022, the Company announced that it had caused to be deposited $575,000 into the Company’s Trust account for its public stockholders, representing $0.10 per public share, allowing the Company to once again extend the period of time it had to consummate its initial Business Combination by three months from November 16, 2022 to February 16, 2023, which extension was the second of two three-month extensions permitted under the Company’s governing documents at the time. On December 30, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation giving the Company the right to extend the date by which the Company must consummate its initial Business Combination from February 16, 2023 by up to six (6) one-month extensions to August 16, 2023 at a price of $0.0625 per share per month. On April 17, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from April 16, 2023 to May 16, 2023. On May 16, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from May 16, 2023 to June 16, 2023. The extension is the fourth of six one-month extensions permitted under the Company’s governing documents. On June 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from June 16, 2023 to July 16, 2023. The extension is the fifth of six one-month extensions permitted under the Company’s governing documents. On July 14, 2023, the Company caused to be deposited $110,796.88 into the Company’s Trust account for its public stockholders, representing $0.0625 per public share, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from July 16, 2023 to August 16, 2023. The extension is the sixth of six one-month extensions permitted under the Company’s governing documents.

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

On August 15, 2023, the Company caused to be deposited $80,000 into the Company’s Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial Business Combination by two months from August 16, 2023 to October 16, 2023. On September 11, 2023, the Company caused to be deposited $34,645.56 into the Company’s Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from October 16, 2023 to November 16, 2023. On November 14, 2023, the Company caused to be deposited $34,645.56 into the Company’s Trust Account for its public stockholders, allowing the Company to extend the period of time it has to consummate its initial Business Combination by one month from November 16, 2023 to December 16, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated August 13, 2021 filed with the SEC, our Annual Report on Form 10-K for the year ended December 31, 2022, our Extension Proxy, and our Registration Statement filed with the SEC on Form S-4 by Modulex on September 27, 2023, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2021)
3.2	By Laws (filed as Exhibit 3.2 to the Registration’s Registration Statement on Form S-1 filed with the SEC on August 19, 2021)
3.3	Frist Amendment to the Amended and Restated Certificate of Incorporation
3.4	Certificate of Correction
3.5	Second Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registration’s Current Report on Form 8-K filed with the SEC on August 17, 2023)
10.1	Amendment No. 2 to Investment Management Trust Agreement. (filed as Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed with the SEC on August 17, 2023)
10.2	Promissory Note, date September 24, 2023 (filed as Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed with the SEC on September 25, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PHP VENTURES ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Marcus Choo Yeow Ngoh
Marcus Choo Yeow Ngoh
Chief Executive Officer

Date: November 20, 2023	By:	/s/ Garry Richard Stein
Garry Richard Stein
Chief Financial Officer

